Form 10-Q
period 1996-04-30
CARBIDE GRAPHITE GROUP INC /DE/
filed 1996-06-04
CIK 888918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------



                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED APRIL 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number -- 0-20490

                         -------------------------------


                        THE CARBIDE/GRAPHITE GROUP, INC.
               (Exact Name of Registrant as Specified in Charter)


           Delaware                                             25-1575609
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification Code)

                         One Gateway Center, 19th Floor
                              Pittsburgh, PA 15222
                                 (412) 562-3700
                        (Address, including zip code, and
                     telephone number, including area code,
                         of principle executive offices)


- -------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on June 3, 1996, there were 8,070,170 shares of the Registrant's $.01 par value common stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q



    ITEM                         DESCRIPTION                              PAGE
- ------------   ----------------------------------------------------      ------

               PART I
     1         Index to Financial Statements ......................          2
     2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...........         12

               PART II
     1         Legal Proceedings ..................................         18
     2         Changes in Securities ..............................          *
     3         Defaults Upon Senior Securities ....................          *
     4         Submission of Matters to a Vote of Security Holders           *
     5         Other Information ..................................          *
     6         Index to Exhibits and Reports on Form 8-K ..........         19

               Signatures .........................................         21

- ------------------

     *     Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                          PAGE
                                                                         ------
Condensed Consolidated Balance Sheets
     as of July 31, 1995 and April 30, 1996 .........................        3
Unaudited Consolidated Statements of Operations
     for the Quarters and Nine Months Ended April 30, 1995 and 1996 .        4
Unaudited Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended April 30, 1996 .......................        5
Unaudited Consolidated Statements of Cash Flows
     for the Quarters and Nine Months Ended April 30, 1995 and 1996 .        6
Footnotes to Unaudited Condensed Consolidated Financial Statements ..        7




                                 THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                      as of July 31, 1995 and April 30, 1996
                                     (in thousands, except share information)

                                                                      July 31,      April 30,
                                                                       1995 *         1996
                                                                     -----------   -----------
                                                                                   (Unaudited)
                                   ASSETS
Current assets:
    Cash and cash equivalents .....................................  $    42,656   $    28,682
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $5,152 at July 31 and $2,765 at April 30 .......       45,247        42,879
    Inventories (Note 3) ..........................................       51,021        52,606
    Income taxes receivable .......................................         --           2,947
    Other current assets ..........................................        9,899         9,625
                                                                     -----------   -----------
        Total current assets ......................................      148,823       136,739
Property, plant and equipment, net ................................       58,370        63,121
Other assets ......................................................        7,216         5,960
                                                                     -----------   -----------
          Total assets ............................................  $   214,409   $   205,820
                                                                     ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Interest ....................................................  $     5,308   $     1,626
      Income taxes payable ........................................          662          --
    Other current liabilities .....................................       36,404        32,127
                                                                     -----------   -----------
        Total current liabilities .................................       42,374        33,753
Long-term debt ....................................................      110,000        84,284
Other liabilities .................................................       19,023        18,353
                                                                     -----------   -----------
          Total liabilities .......................................      171,397       136,390
                                                                     -----------   -----------

Stockholders' equity:
    Common stock, $.01 par value;  shares authorized:  11,200,000 at July 31 and 18,000,000 at April 30; shares issued:
        7,249,375 at July 31 and 9,190,170 at April 30 ............           72            92
    Additional paid-in capital, net of equity issue costs:
        $408 at July 31 and $1,398 at April 30 ....................        7,560        28,522
    Treasury stock, at cost:  1,120,000 shares ....................       (4,895)       (4,895)
    Retained earnings .............................................       36,239        44,571
    Common stock to be issued under options .......................        4,501         1,605
    Unfunded pension obligation ...................................         (465)         (465)
                                                                     -----------   -----------
            Total stockholders' equity ............................       43,012        69,430
                                                                     -----------   -----------
             Total liabilities and stockholders' equity ...........  $   214,409   $   205,820
                                                                     ===========   ===========

- ------------------

*        Summarized from audited fiscal 1995 balance sheet.






          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                                 THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          for the quarters and nine months ended April 30, 1995 and 1996
                                  (in thousands, except share and per share data)

                                               Quarter Ended April 30,  Nine Months Ended April 30,
                                               -----------------------  ---------------------------
                                                  1995        1996        1995        1996
                                                ---------   ---------   ---------   ---------
                                                    (Unaudited)              (Unaudited)

Net sales ...................................  $  66,684   $  65,174   $ 177,494   $ 193,486
Operating costs and expenses:
    Cost of goods sold ......................     55,510      53,478     145,385     159,930
    Selling, general and administrative .....      3,507       3,119      10,467       9,268
    Other compensation (Note 6) .............        599         588       1,896       1,474
    Other income (Note 7) ...................       (777)         24      (2,131)       (253)
                                               ---------   ---------   ---------   ---------
        Operating income ....................      7,845       7,965      21,877      23,067
Other costs and expenses:
    Interest expense ........................      2,675       2,148       7,857       6,989
    Special financing expenses (Note 2) .....        203         286         203         889
                                               ---------   ---------   ---------   ---------
        Income before income taxes,
          discontinued operations and
          extraordinary loss ................      4,967       5,531      13,817      15,189
Provision for taxes on income
  from continuing operations (Note 4) .......      1,838       1,551       5,115       4,857
                                               ---------   ---------   ---------   ---------
        Income from continuing operations ...      3,129       3,980       8,702      10,332
Discontinued operations (Note 1):
    Gain on sale of graphite specialty
       product business, net of $9,096
       tax provision ........................       --          --        15,723        --
                                               ---------   ---------   ---------   ---------
    Income from operations of discontinued
      business, net of $387 tax provision ...       --          --           659        --
                                               ---------   ---------   ---------   ---------
        Income before extraordinary loss ....      3,129       3,980      25,084      10,332
Extraordinary loss on early
  extinguishment of debt, net of $45 and
  $1,334 tax benefit for the quarter and nine
  months ended, respectively  (Note 5) ......       --           (67)       --        (2,000)
                                               ---------   ---------   ---------   ---------
            Net income ......................  $   3,129   $   3,913   $  25,084   $   8,332
                                               =========   =========   =========   =========


Earnings per share information (Note 1):
Income from continuing operations              $    0.40   $    0.46   $    1.12   $    1.22
Gain on sale of graphite specialty
   product business .........................         --         --         2.03          --
Income from operations of
  discontinued business .....................         --         --         0.09          --
Extraordinary loss on early
  extinguishment of debt ....................         --       (0.01)         --       (0.24)
                                               ---------   ---------   ---------   ---------
        Net income ..........................  $    0.40   $    0.45   $    3.24   $    0.98
                                               =========   =========   =========   =========
Common and common
  equivalent shares .........................  7,827,681   8,699,653   7,739,876   8,496,116
                                               =========   =========   =========   =========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the nine months ended April 30, 1996
                      (in thousands, except share amounts)

                                                                                                      Common
                                                                                                     Stock to
                                                            Additional                              be Issued      Unfunded
                                     Common Stock             Paid-In      Treasury     Retained      Under         Pension
                                  Shares        Amount        Capital       Stock       Earnings     Options      Obligation
                               ------------    ---------    -----------   ----------   ----------   ----------    -----------
Balance at July 31,
  1995 *....................      7,249,375    $      72    $     7,560   $   (4,895)  $   36,239   $    4,501    $      (465)

Net income  ................                                                                8,332
Issuance of common
  stock  (Note 2)...........        806,363            8         11,098
Exercise of stock
  options  .................      1,134,432           12          9,864                                 (2,962)
Stock option
  compensation  ............                                                                                66
                               ------------    ---------    -----------   ----------   ----------   ----------    -----------

Balance at April 30,
  1996 (Unaudited)  ........      9,190,170    $      92    $    28,522   $   (4,895)  $   44,571   $    1,605    $      (465)
                               ============    =========    ===========   ==========   ==========   ==========    ===========

- ------------------

* Summarized from audited fiscal year 1995 statement of stockholders' equity.





          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.



                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and nine months ended April 30, 1995 and 1996
                                 (in thousands)

                                                         Quarter Ended       Nine Months Ended
                                                            April 30,            April 30,
                                                      -------------------   -------------------
                                                        1995       1996       1995       1996
                                                      --------   --------   --------   --------
                                                          (Unaudited)           (Unaudited)
Net income .........................................  $  3,129   $  3,913   $ 25,084   $  8,332
Adjustments for noncash transactions:
  Depreciation and amortization ....................     1,957      2,255      6,154      6,453
  Amortization of debt issuance costs ..............       147         89        617        336
  Amortization of intangible assets ................       123         78        562        239
  Deferred revenue .................................       (34)       (34)      (101)      (101)
  Stock option compensation ........................       186         21        430         66
  Adjustments to deferred taxes ....................    (3,294)       453     (4,109)     1,050
  Provision for loss - accounts receivable .........        30         30        136         90
  Gain on disposition of discontinued business .....      --         --      (24,792)      --
  Extraordinary loss on early extinguishment of debt      --          112       --        3,334
Increase (decrease) in cash from changes in:
  Accounts receivable ..............................    (6,795)     1,353     (4,916)     2,278
  Inventories ......................................     4,059     (1,364)    (3,813)    (1,585)
  Income taxes .....................................    (3,999)    (1,756)     3,523     (3,609)
  Other current assets .............................      (973)     2,486     (2,397)     4,316
  Accounts payable and accrued expenses ............    (3,373)    (1,747)    (4,011)    (6,595)
  Net change in other non-current
     assets and liabilities ........................      (250)       176        781     (1,871)
                                                      --------   --------   --------   --------
      Net cash provided by (used for) operations ...    (9,087)     6,065     (6,852)    12,733
                                                      --------   --------   --------   --------

Investing activities:
  Capital expenditures .............................    (2,298)    (4,003)    (7,461)   (11,204)
  Proceeds from disposition of discontinued business     3,286       --       56,371       --
  Proceeds from sale (purchases) of
    short-term investments, net ....................      --        5,353    (30,001)      --
                                                      --------   --------   --------   --------
      Net cash provided by
        (used for) investing activities ............       988      1,350     18,909    (11,204)
                                                      --------   --------   --------   --------

Financing activities:
  Payments on revolving credit facility ............      --         --      (18,800)      --
  Additions to revolving credit facility ...........      --         --       13,800       --
  Repurchase of senior notes,
    including premium of $86 and $2,386 for the
    quarter and nine months ended, respectively ....      --       (1,047)      --      (28,098)
  Issuance of common stock,
     net of equity issue costs of $990 .............      --         --         --       11,106
  Proceeds from exercise of stock options ..........      --          846        145      1,489
  Other ............................................      (253)      --       (4,926)      --
                                                      --------   --------   --------   --------
         Net cash used for financing activities ....      (253)      (201)    (9,781)   (15,503)
                                                      --------   --------   --------   --------

Effect of exchange rate changes on cash ............      --         --          (20)      --
                                                      --------   --------   --------   --------

Net change in cash and cash equivalents ............    (8,352)     7,214      2,256    (13,974)
Cash and cash equivalents, beginning of period .....    10,608     21,468       --       42,656
                                                      --------   --------   --------   --------
Cash and cash equivalents, end of period ...........  $  2,256   $ 28,682   $  2,256   $ 28,682
                                                      ========   ========   ========   ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


     The Carbide/Graphite Group, Inc. and Subsidiaries herein are referenced as the "Company." The Company's current fiscal year ends July 31, 1996.

1.       Summary of Significant Accounting Policies:

Interim Accounting

     The Company's Form 10-K for the fiscal year ended July 31, 1995 includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of significant accounting policies followed by the Company in preparation of its consolidated financial statements and should be read in conjunction with this quarterly report on Form 10-Q. These policies were also followed in preparing the unaudited condensed consolidated financial statements included herein. The 1995 year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. Net income for the nine months ended April 30, 1996 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis which follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.

Discontinued Operations

     On January 17, 1995, the Company and SGL Carbon Corporation (SGL Corp.) consummated the sale (Specialty Products Sale) of the Company's graphite specialty products business (Specialty Products). In exchange for $62.0 million, less certain graphite specialty working capital items retained by the Company, SGL Corp. acquired the Company's graphite machine shop and related processing equipment located at its St. Marys, PA facility, isostatic processing equipment located at its facility in Niagara Falls, NY, the related graphite specialty product inventory at each of the above locations and all of the operating assets of MTC Corporation located in Dallas. In addition, a wholly-owned subsidiary of SGL Corp. acquired the Company's subsidiary, Speer Canada, which has graphite machining facilities located in Montreal, Quebec and Kitchner, Ontario. The
Specialty Products Sale resulted in a net gain of $15.7 million which was recorded within discontinued operations in the unaudited consolidated statement of operations for the nine months ended April 30, 1995. Included in the gain on the Specialty Products Sale was (i) a $0.5 net charge for the partial curtailment of the St. Mary's defined benefit pension plan which resulted from the Specialty Products Sale, (ii) a $0.5 million net charge for severance benefits to be paid to certain employees terminated as a result of the Specialty Products Sale and (iii) a $0.8 million net charge for legal and other costs incurred as a direct result of the Specialty Products Sale.

     Income from operations of discontinued business for the nine months ended April 30, 1995 represents the operating results of Specialty Products. Net sales applicable to discontinued operations were $24.9 million for the nine months ended April 30, 1995. Interest expense allocated to discontinued operations was $2.0 million for the nine months ended April 30, 1995.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

Earnings per Share

     Primary earnings per share were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the applicable period. The dilutive effect of common stock equivalents was considered in the primary earnings per share computation utilizing the treasury stock method. Fully diluted earnings per share were not presented as the dilution was not material.


2.       Public Offering of Common Stock:

     On September 19, 1995, the Company completed an initial public offering of its $.01 par value common stock (the Common Stock). 5,375,750 shares of Common Stock were sold to the public by certain selling stockholders in a secondary underwritten offering (the Initial Offering). The initial public offering price was $15.00 per share. The Company also granted the underwriters an option to purchase an additional 806,363 shares of Common Stock to cover over-allotments, which was exercised on September 19, 1995 and resulted in $11.2 million in net proceeds to the Company.

     On March 12, 1996, the Company completed a secondary public offering of its Common Stock. 1,032,236 shares of Common Stock were sold to the public by certain management and former management stockholders in an underwritten offering (the Offering). 999,958 shares were sold under the Company's registration statement on Form S-1, while 32,278 shares were sold under a registration statement on Form S-8. 590,000 Common Stock options were excercised by certain selling shareholders in connection with the Offering, resulting in $0.8 million in cash proceeds to the Company.

     During the quarter and nine months ended April 30, 1996, the Company recorded $0.3 million and $0.9 million, respectively, of charges for accounting, legal, printing and other fees related to is public stock offerings. These charges have been reflected as "special financing expenses" in the unaudited consolidated statement of operations for the quarter and nine months ended April 30, 1996.


3.       Inventories:

     Inventories consisted of the following (in thousands):


                                         July 31,   April 30,
                                           1995       1996
                                         --------   --------
                     Finished goods..... $  9,660   $ 11,375
                     Work in process....   26,820     28,638
                     Raw materials .....    8,273      8,253
                                         --------   --------
                                           44,753     48,266
                     LIFO reserve ......   (2,981)    (5,561)
                                         --------   --------
                                           41,772     42,705
                     Supplies ..........    9,249      9,901
                                         --------   --------
                                         $ 51,021   $ 52,606
                                         ========   ========

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

     During the quarter ended January 31, 1996, the Company received a $1.0 million favorable settlement from a utility rate dispute with one of its electric power suppliers. The $1.0 million payment received has been reflected as a reduction to cost of goods sold for the nine months ended April 30, 1996.


4.       Income Taxes:

     The provision for income taxes for the quarters and nine months ended April
30,  1995  and  1996  are  summarized  by  the  following   effective  tax  rate
reconciliations:


                                            Quarter Ended   Nine Months Ended
                                              April 30,         April 30,
                                            -------------   -----------------
                                            1995    1996      1995    1996
                                            -----   -----     -----   -----
Federal statutory tax rate .............    35.0%   35.0%     35.0%   35.0%
Effect of:
     State taxes, net of federal benefit     2.7     2.2       2.7     2.2
     Foreign sales corporation benefit .    (1.7)   (1.3)     (1.7)   (1.3)
     Adjustments to prior year returns .      --    (7.2)       --    (3.8)
     Other .............................     1.0    (0.7)      1.0    (0.1)
                                            ----    ----      ----    ----
       Effective tax rate ..............    37.0%   28.0%     37.0%   32.0%
                                            ====    ====      ====    ====


     The income tax provisions for the quarter and nine months ended April 30, 1996 were recorded based on the Company's projected effective income tax rate for the fiscal year ended July 31, 1996, adjusted for period specific items. The adjustment to the effective tax rate associated with prior year returns during the quarter and nine months ended April 30, 1996 is principally a $0.4 million fiscal year 1995 tax benefit from the Company's foreign sales corporation. The effective income tax rate for discontinued operations approximates the effective rate for continuing operations for the nine months ended April 30, 1995.

     All federal tax returns prior to fiscal 1993 have been settled with the Internal Revenue Service. Management does not believe that the settlement of its open tax years will have a material adverse effect on the Company's future operating results.


5.       Long-Term Debt:

Repurchase of Senior Notes

     During the nine months ended April 30, 1996, the Company repurchased, in three open market transactions, $16.8 million in aggregate principal amount of 11.5% Senior Notes due 2003 (Senior Notes) (together, the Repurchase), $1.0 million of which was repurchased during the quarter ended April 30, 1996. The Repurchase resulted in a $1.2 million net extraordinary charge during the nine months ended April 30, 1996 for the payment of the premiums associated with the Repurchase and the write off of unamortized deferred financing fees related to the original issuance of the Senior Notes.

     In November 1995, the Company completed the redemption of $9.0 million in aggregate principal amount of Senior Notes for 110% of par plus accrued and unpaid interest (the Redemption). The Redemption was initiated pursuant to the Senior Note Indenture which permits the redemption of a limited amount of Senior

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

Notes with proceeds obtained from the Initial Offering. The Redemption resulted in a $0.8 net extraordinary charge recorded during the nine months ended April 30, 1996 for the payment of the premium associated with the Redemption and the write off of deferred financing fees related to the original issuance of the Senior Notes.

New Revolving Credit Facility

     On December 1, 1995, the Company entered into an agreement with PNC Bank for a new revolving credit facility which replaces a revolving credit facility previously entered into in August 1993. The new credit facility, which expires on December 1, 1998, provides a $25 million line of credit, with a $10 million sub-limit for letters of credit. Borrowings under the new facility are collateralized by the Company's accounts receivable and inventory. Interest under the new facility is calculated, at the option of the Company, based upon either the greater of PNC Bank's prime rate, or an adjusted Eurodollar Rate, which is adjusted based upon the Company's interest coverage ratio. The most restrictive financial covenants under the new facility include a minimum Consolidate Tangible Net Worth, as defined in the agreement, a minimum Interest Coverage Ratio (earnings before interest, taxes, depreciation and amortization to interest expense) of 2.25 to 1 and a minimum liquidity (working capital less borrowings under the new facility) of $30.0 million.


6.       Other Compensation:

     Other compensation for the nine months ended April 30, 1996 includes a $0.3 million non-cash charge for the revaluation of the Company's outstanding performance unit plan (PUPII). The revaluation of PUPII resulted from the increase in the fair market value of the Company's Common Stock resulting from the Initial Offering. The compensation charge for the nine months ended April 30, 1996 also includes a $0.8 million charge for the vesting of benefits expected to be paid under PUPII at the close of fiscal 1996 and $0.4 million in payroll taxes associated with the exercise of compensatory stock options during the period.

     As a result of the Initial Offering, the Company accelerated the payment of two-thirds of the units outstanding under PUPII. This early distribution resulted in an aggregate cash payment of $0.8 million and the issuance of 89,432 shares of Common Stock which were recorded during the nine months ended April 30, 1996. The issuance of Common Stock resulted in a non-cash increase to stockholders' equity of $1.4 million.


7.       Other Income:

     In October 1994, the Company formally entered into a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in the People's Republic of China. Revenue related to the contract is recognized as services are performed for the process-design-expertise portion of the contract, and using a percentage-of-contract-completed approach for the training services stage of the contract. Other income for the quarters and nine months ended April 30, 1995 and 1996 represents revenues earned under the process-design-expertise portion of the contract, less applicable expenses. Total revenues under the contract are expected to be approximately $5.2 million, $4.1 million of which has been recognized as of April 30, 1996.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

8.       Contingencies:

     The Company has investigated the regulatory requirements related to closing a pond located on its Louisville, KY facility which was used to store non-hazardous production waste. In November 1993, the Company contacted the Kentucky Department of Environmental Protection (the Agency) and informed the Agency that based on the Company's investigations of the historical facts related to the pond, the Company does not believe that any further remedial actions are required. The Agency has not yet responded to the Company's findings.

     The Company operates a permitted landfill for the disposal of residual wastes at its St. Mary's facility. The adoption of new residual waste regulations in Pennsylvania, coupled with decreasing capacity, will require the upgrading or closure of this landfill by July 1997. The Company has decided to close the landfill and contract outside of the Company for disposal services. The Company's closure plan was approved by the Pennsylvania Department of Environmental Resources during fiscal 1995 and consists of on-going stage closure activities through July 1997, followed by a 15 year monitoring commitment. Future costs related to the landfill closure and monitoring process are expected to be approximately $0.8 million. Future closure and monitoring costs not accrued as of April 30, 1996 are not material. The timing of payments related to these activities, including payments for disposal services, is not expected to materially impact the Company's cash flow in the future.

     During fiscal 1995, the Company was named as a third-party defendant in a Superfund action in United States District Court in New Jersey relating to waste disposal at a landfill located in Sayreville, New Jersey (the Sayreville Litigation). Carbon Graphite Group, Inc. was named as successor to Airco-Speer Company (Airco- Speer). Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim which it disputes. Furthermore, in the Asset Purchase Agreement by which the Company acquired assets from The BOC Group, plc (BOC), BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and agreed to indemnify the Company for certain losses associated therewith in accordance with the terms of the Asset Purchase Agreement. BOC in turn is being indemnified by certain plaintiffs in the litigation pursuant to a 1992 agreement. In addition, BOC asserts that the liability in this matter was settled by the 1992 agreement with the plaintiffs in the present case. A motion seeking summary judgement based upon the 1992 agreement is currently pending before the court. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the unaudited condensed consolidated balance sheet as of April 30, 1996. As of April 30, 1996, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.




PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain financial information for the quarters and nine months ended April 30, 1995 and 1996 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-Q:



                                                    Quarter Ended April 30,          Nine Months Ended April 30,
                                                  ----------------------------    ---------------------------------
                                                      1995            1996             1995              1996
                                                  ------------    ------------    --------------    ---------------
                                                          (Unaudited)                        (Unaudited)
Net sales:
    Graphite electrode products  ..............   $     45,441    $     45,136    $      117,122    $       132,497
    Calcium carbide products  .................         21,243          20,038            60,372             60,989
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................   $     66,684    $     65,174    $      177,494    $       193,486
                                                  ============    ============    ==============    ===============

Percentage of net sales:
    Graphite electrode products  ..............           68.1%           69.3%             66.0%              68.5%
    Calcium carbide products  .................           31.9            30.7              34.0               31.5
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................          100.0%          100.0%            100.0%             100.0%
                                                  ============    ============    ==============    ===============

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ..............           14.7%           17.3%             17.3%              15.8%
    Calcium carbide products  .................           21.2            19.5              19.6               20.8

Percentage of total net sales:
    Total gross profit  .......................           16.8%           17.9%             18.1%              17.3%
    Selling, general and administrative  ......            5.3             4.8               5.9                4.8
    Operating income  .........................           11.8            12.2              12.3               11.9
    Income from continuing operations .........            4.7             6.1               4.9                5.3

                                                ------------------


     Net sales for the quarter ended April 30, 1996 were $65.2 million, versus $66.7 million in the prior year comparable quarter, a 2.3% decrease. Graphite electrode product sales were relatively unchanged at $45.1 million, while calcium carbide product sales decreased 5.7% to $20.0 million. Net sales for the nine months ended April 30, 1996 were $193.5 million, versus $177.5 million in the prior year comparable period, a 9.0% increase. Graphite electrode product sales increased 13.1% over the prior year to $132.5 million, while calcium carbide product sales were up slightly to $61.0 million.

     Within the graphite electrode products segment, graphite electrode net sales for the quarter ended April 30, 1996 were $32.3 million, a 3.9% decrease over the prior year comparable quarter. The decrease in graphite electrode sales was the result of a 12.0% decrease in shipments during the current quarter, principally due to lower demand from several European graphite electrode customers. Also, a domestic customer "buy ahead" in the quarter ended January 31, 1996 resulted in lower domestic shipments in the current quarter. Shipments are generally lower in the period following a price increase as customers increase purchasing volume ahead of the price increase. As compared to a year ago, domestic electrode shipments decreased 5.5% in the current quarter, while foreign electrode shipments decreased 17.9%. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended April 30, 1996 were 51.3% and 48.7%, respectively, versus 47.8% and 52.2%, respectively, in 1995. A 9.2% increase in the net sales price of graphite electrodes partially offset the effect of lower shipments in the current quarter. Needle coke sales for the quarter ended April 30, 1996 were $4.5 million, versus $4.4 million in the prior year comparable quarter, a 2.8% increase. A 15.6% increase in the net sales price of needle coke was partially offset by a 11.1% decrease in needle coke shipments. The decline in needle coke shipments was due primarily to increased internal usage of needle coke for the Company's graphite electrode production. Included in graphite electrode product sales for the quarter ended April 30, 1996 and 1995 were approximately $4.2 million and $4.5 million, respectively, in sales of large graphite rods and plates and other processing sales to SGL Corp. under a supply agreement which began in January 1995 and has a term of approximately three years (the SGL Supply Agreement). Sales of other graphite specialty material of $4.2 million increased $1.2 million, or 40.5% as compared to the quarter a year ago, principally due to increased shipments.

     For the nine months ended April 30, 1996, graphite electrode sales were $99.9 million, a 15.8% increase over the prior year comparable period as a result of a 8.3% increase in shipments and a 7.0% increase in the average net sales price of graphite electrodes. Overall graphite electrode sales volume has increased in the current nine-month period as a result of the Company's increased graphite electrode production capacity. Domestic electrode shipments increased 11.7% during the current period, while foreign electrode shipments increased 5.1%. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the nine months ended April 30, 1996 were 49.4% and 50.6%, respectively, versus 47.9% and 52.1%, respectively, in the 1995 comparable period. Needle coke sales for the nine months ended April 30, 1996 were $11.9 million, versus $15.5 million in the prior year comparable period, a 22.8% decrease. The decline in needle coke sales was due primarily lower customer shipments which is due to increased internal usage of needle coke for the Company's graphite electrode production during the current nine-month period. The lower needle coke shipments were partially offset by a 5.6% increase in needle coke prices during the current nine-month period. Included in graphite electrode product sales for the nine months ended April 30, 1996 and 1995 were approximately $11.6 million and $5.4 million, respectively, in sales under the SGL Supply Agreement.

     Within the calcium carbide products segment, sales of desulfurization products for the quarter ended April 30, 1996 were down 12.9% due to a 10.0% decrease in shipments, coupled with a 3.0% decrease in the average sales price. The decrease in shipments was due primarily to timing, as sales in the fiscal 1995 third quarter were exceptionally high. The decrease in price was due to increased competition in the desulfurization market as a result of a new entrant in the market. For the nine months ended April 30, 1996, pipeline acetylene sales were $22.0 million, an increase of 5.7% compared to the prior year period, on a 6.9% increase in shipments. Desulfurization sales decreased 3.4% to $18.5 million principally due to a 2.6% decrease in shipments.

     Gross profit as a percentage of graphite electrode product sales for the quarter ended April 30, 1996 was 17.3%, versus 14.7% in the prior year comparable quarter. The increase in gross profit was the result of higher sales prices for both graphite electrodes and needle coke. Benefits derived from higher selling prices for graphite electrodes and needle coke were partially offset by higher decant oil costs, which were 15.7% higher as compared to a year ago, coupled with the effect of lower electrode and needle coke shipments. Gross profit as a percentage of graphite electrode product sales for the nine months ended April 30, 1996 was 15.8%, versus 17.3% in the prior year comparable period. Benefits derived from increased graphite electrode shipments and higher selling prices for graphite electrodes and needle coke were offset by sales under the SGL Supply Agreement, lower needle coke shipments and higher operating costs in the graphite electrode products business, principally decant oil costs. The SGL Supply Agreement, which was entered into in connection with the Specialty Products Sale, requires the Company to supply certain graphite products at prices which approximate the Company's manufacturing costs, which negatively impacted the graphite electrode product gross margin to a larger degree in the current nine-month period. Decant oil prices, on average, were approximately 8.2% higher during the current nine-month period versus a year ago.

     Gross profit as a percentage of calcium carbide product sales for the quarter ended April 30, 1996 was 19.5%, versus 21.2% in the prior year comparable quarter. The decrease in the gross profit percentage is attributable to lower desulfurization volumes and selling prices. Gross profit as a percentage of calcium carbide product sales for the nine months ended April 30, 1996 was 20.8%, versus 19.6% in the prior year comparable period. As previously reported, the Company received a $1 million favorable settlement during the quarter ended January 31, 1996 from a utility rate dispute with one of its electric power suppliers. The $1 million payment received has been reflected as a reduction to cost of goods sold for the nine months ended April 30, 1996. Exclusive of this settlement, gross profit as a percentage of calcium carbide product sales for the nine months ended April 30, 1996 was 19.1%.

     Selling, general and administrative expenditures for the quarter ended April 30, 1996 were $3.1 million versus $3.5 million in the comparable 1995 quarter, an 11.1% decrease. Selling, general and administrative expenditures for the nine months ended April 30, 1996 were $9.3 million versus $10.5 million in the comparable 1995 period, an 11.5% decrease. The decreases were principally due to lower employee, marketing and consulting expenditures, as well as a $0.3 million reduction in amortization expense associated with intangibles.

     Other compensation in the quarter and nine months ended April 30, 1996 includes $0.3 million and $0.8 million, respectively, in charges for the vesting of benefits expected to be paid under PUPII at the close of fiscal 1996. Other compensation for the nine months ended April 30, 1996 also includes a $0.3 million non-cash charge for the revaluation of PUPII in connection with the Initial Offering. The revaluation resulted from the increase in the fair market value of the Company's Common Stock which was a result of the Initial Offering. Other compensation in the current quarter and nine-month period also includes $0.4 million in payroll taxes associated with the exercise of compensatory stock options during the period. Other compensation for the quarter and nine months ended April 30, 1995 includes $0.4 million and $1.5 million charges, respectively, representing a pro rata accrual for vested benefits paid under PUPII.

     In October 1994, the Company formally entered into a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in The People's Republic of China. Revenue related to the contract is recognized as services are performed for the process-design-expertise portion of the contract, and using a percentage-of-contract-completed approach for the training services stage of the contract. Other income for the quarter and nine months ended April 30, 1996 and 1995 represents revenues earned under the process-design-expertise portion of the contract, less applicable expenses. Total revenues under the contract are expected to be approximately $5.2 million, $4.1 million of which has been recognized as of April 30, 1996.

     Special financing expenses for the quarter and nine months ended April 30, 1996 and 1995 represent charges for accounting, legal, printing and other fees related to the Company's public stock offerings.

     Net interest expense for the quarter ended April 30, 1996 was $2.1 million and included $2.4 million of interest expense associated with the Senior Notes, less $0.4 million in interest income associated with the Company's cash equivalents and short-term investments. The average outstanding balance of Senior Notes during the current quarter was approximately $85 million. Interest expense for the nine months ended April 30, 1996 was $7.0 million, including $8.1 million of interest expense associated with the Senior Notes, less $1.4 million of interest income. The average outstanding balance of Senior Notes during the current nine months was approximately $94 million. Interest expense for the quarter ended April 30, 1995 was $2.7 million. On a consolidated basis, interest expense for the nine months ended April 30, 1995 was $9.9 million, with $7.9 million included in income from continuing operations. Interest expense was allocated to discontinued operations based on the ratio of net assets of the discontinued business to consolidated equity plus corporate indebtedness.

     The income tax provisions for the quarter and nine months ended April 30, 1996 were recorded based on the Company's projected effective income tax rate for the fiscal year ended July 31, 1996, adjusted for period specific items. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation. During the quarter ended April 30, 1996, the Company also realized a $0.4 million fiscal year 1995 tax benefit from its Company's foreign sales corporation. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for more details on the Company's effective tax rate.

     On January 17, 1995, the Company and SGL Corp. consummated the Specialty Products Sale. The Specialty Products Sale resulted in a net gain of $15.7 million which was recorded within discontinued operations in the unaudited consolidated statement of operations for the nine months ended April 30, 1995. Included in the gain on the Specialty Products Sale was (i) a $0.5 net charge for the partial curtailment of the St. Mary's defined benefit pension plan which resulted from the Specialty Products Sale, (ii) a $0.5 million net charge for severance benefits to be paid to certain employees terminated as a result of the Specialty Products Sale and (iii) a $0.8 million net charge for legal and other costs incurred as a direct result of the Specialty Products Sale.

     Income from operations of discontinued business represents the operating results of Specialty Products for the nine months ended April 30, 1995, net of applicable income taxes.

     The extraordinary loss from the early extinguishment of debt recorded during the quarter and nine months ended April 30, 1996 represent charges for the payment of premiums and the write-off of unamortized deferred financing fees associated with the Repurchase and the Redemption of Senior Notes. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.


Recently Issued Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS #121). SFAS #121 must be implemented for the Company's fiscal year ended July 31, 1997. Management estimates that implementation of SFAS #121 will not have a material effect on the Company's financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards #123, "Accounting for Stock-Based Compensation" (SFAS #123). SFAS #123 establishes compensation recognition alternatives and disclosure requirements for stock-based compensation plans. The Company is currently evaluating the provisions of SFAS #123 and its potential impact on its various stock-based compensation plans. The Company must adopt SFAS #123 for its fiscal year ended July 31, 1997. At this time, management has not finalized its evaluation of SFAS #123 and has not made a decision regarding its implementation.


Liquidity and Capital Resources

Liquidity

     The Company's liquidity needs are primarily for debt service, capital expenditures and working capital. As previously reported, the Company has undertaken a substantial modernization program with respect to its graphite electrode production facilities which is expected to result in approximately $31 million in capital improvements during fiscal 1996 and 1997 (the Modernization Program). The Company believes that its liquidity, capital resources and cash flows from operations will be sufficient to fund all of its liquidity needs through at least the expiration of its revolving credit facility in on December 1, 1998, subject to extension. Also, the deferral of principal payments until 2003 under the Senior Note Indenture significantly reduces the Company's short-term debt service requirements. In the event that the Company's cash flows from operations and working capital are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds. There can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations.

     On December 1, 1995, the Company entered into an agreement with PNC Bank for a new revolving credit facility which replaces a revolving credit facility previously entered into in August 1993. The new credit facility, which expires on December 1, 1998, provides a $25 million line of credit, with a $10 million sub-limit for letters of credit. Borrowings under the new facility are collateralized by the Company's accounts receivable and inventory. Interest under the new facility is calculated, at the option of the Company, based upon either the greater of PNC Bank's prime rate, or an adjusted Eurodollar Rate, which is adjusted based upon the Company's interest coverage ratio. The most restrictive financial covenants under the new facility include a minimum Consolidate Tangible Net Worth, as defined in the agreement, a minimum Interest Coverage Ratio (earnings before interest, taxes, depreciation and amortization to interest expense) of 2.25 to 1 and a minimum liquidity (working capital less borrowings under the new facility) of $30.0 million.

     As of April 30, 1996, the Company had cash, cash equivalents and short-term investments of $28.7 million and had approximately $19 million of availability under its new revolving credit facility. As of April 30, 1996, no borrowings were outstanding under the new revolving credit facility; however, approximately $6.0 million of letters of credit were outstanding.

     During the nine months ended April 30, 1996,  total assets  decreased  $8.6 million, principally due to a $14.0 million decrease in cash and cash equivalents. This decrease, as well as a $25.7 million decrease in long- term debt, was principally the result of the Repurchase and Redemption. Stockholders' equity increased $26.4 million during the nine months ended April 30, 1996, which was the result of $8.3 million of net income and an $18.1 million increase, $12.5 million of which was in cash, resulting from transactions associated with the Company's stock offerings during the period.

     On March 12, 1996, the Company completed a secondary public offering of its Common Stock. 1,032,236 shares of Common Stock were sold to the public by certain management and former management stockholders in an underwritten offering. (the Offering). 999,958 shares were sold under the Company's registration statement on Form S-1, while 32,278 shares were sold under a registration statement on Form S-8. 590,000 Common Stock options were excercised by certain selling shareholders in connection with the Offering, resulting in $0.8 million in cash proceeds to the Company.


Cash Flow Information

     Operating activities: Cash flow provided by operations for the quarter ended April 30, 1996 was $6.1 million, including $6.9 million of cash inflows from net income plus non-cash items, partially offset by $0.8 million of net cash outflows from changes in working capital items. Significant working capital cash outflows during the quarter ended April 30, 1996 included $4.5 million in net interest payments on Senior Notes and $0.8 million in tax payments. Cash flow provided by operations for the nine months ended April 30, 1996 was $12.7 million. Cash inflows from net income plus non-cash items of $19.8 million were partially offset by a $7.1 million net cash outflow due to changes in working capital items. Significant working capital cash outflows during the nine months ended April 30, 1996 included $10.5 million in net interest payments on Senior Notes and $2.6 million in tax payments.

     Investing activities: Investing activities for the quarter and nine months ended April 30, 1996 included $4.0 million and $11.2 million, respectively, in capital expenditures. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures, including the Modernization Program. The Company believes that its current cash reserves, future cash flow provided by operations and borrowings under the revolving credit facility will be adequate to fund its investing needs in the future.

     Financing activities: Financing cash flows for the quarter ended April 30, 1996 included a $1.0 million payment for principal and premium in connection with a $1.0 million Senior Note repurchase, partially offset by $0.8 million in proceeds from Common Stock option exercises during the quarter. Financing cash flows for the nine months ended April 30, 1996 included $28.1 million in principal and premium payments associated with the Repurchase and Redemption. This financing cash outflow was partially offset by $12.6 million in cash from the issuance of Common Stock and exercise of Common Stock options, both of which were related to the Company's public stock offerings.


Recent Developments

     In May 1996, the Company reached an agreement on a three-year labor contract with the union representing its hourly employees at its St. Marys, Pennsylvania graphite electrode production facility. The new contract will expire on June 7, 1999.

PART II
Item 1

LEGAL PROCEEDINGS

     During fiscal 1995, the Company was named as a third-party defendant in a Superfund action in United States District Court in New Jersey relating to waste disposal at a landfill located in Sayreville, New Jersey (the Sayreville Litigation). Carbon Graphite Group, Inc. was named as successor to Airco-Speer Company (Airco- Speer). Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim which it disputes. Furthermore, in the Asset Purchase Agreement by which the Company acquired assets from The BOC Group, plc (BOC), BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and agreed to indemnify the Company for certain losses associated therewith in accordance with the terms of the Asset Purchase Agreement. BOC in turn is being indemnified by certain plaintiffs in the litigation pursuant to a 1992 agreement. In addition, BOC asserts that the liability in this matter was settled by the 1992 agreement with the plaintiffs in the present case. A motion seeking summary judgement based upon the 1992 agreement is currently pending before the court. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the unaudited condensed consolidated balance sheet as of April 30, 1996. As of April 30, 1996, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
Item 6

                              A. INDEX TO EXHIBITS


  Exhibit                                                              Page
- -----------                                                          --------

   11.1    Form of Computation of Earnings per Common Share  .....       20


                             B. REPORTS ON FORM 8-K

     During the quarter ended April 30, 1996, the Company filed a Current Report on Form 8-K which, pursuant to "Item 5 - Other Events" of Form 8-K, reported the filing and effectiveness of its Registration Statement on Form S-1 with respect to 2,457,958 shares of Common Stock owned by certain stockholders of the Company
 . A Prospectus Supplement was filed with the SEC on March 7, 1996 with respect to the public offering through PaineWebber Incorporated, as underwriter, of 998,958 of such shares. The Registration Statement on Form S-1 and Prospectus Supplement, including relevant financial statements included therewith, were filed as exhibits.




Exhibit 11.1

            FORM OF COMPUTATION OF EARNINGS PER COMMON SHARE for the
             quarters and nine months ended April 30, 1995 and 1996
                (in thousands, except share and per share amounts


                                                    Quarter Ended April 30,          Nine Months Ended April 30,
                                                 -----------------------------    ---------------------------------
                                                     1995            1996              1995              1996
                                                 -------------   -------------    --------------    ---------------
1.  Income from continuing operations  ......    $       3,129   $       3,980    $        8,702    $        10,332
2.  Discontinued operations..................                -               -            16,382                  -
3.  Extraordinary loss on early
       extinguishment of debt   .............                -             (67)                -             (2,000)
                                                 -------------   -------------    --------------    ---------------
4.       Net income  (1 + 2 + 3).............    $       3,129   $       3,913    $       25,084    $         8,332
                                                 =============   =============    ==============    ===============

5.  Weighted average
       shares outstanding  ..................        6,187,708       7,873,503         6,184,141          7,309,715
6.  Shares issuable under dilutive
       management stock options and
       performance units  ...................        1,639,973         826,150         1,555,735          1,186,401
                                                 -------------   -------------    --------------    ---------------
7.  Common and common equivalent
       shares outstanding  (5 + 6)...........        7,827,681       8,699,653         7,739,876          8,496,116
                                                 =============   =============    ==============    ===============


Per share information:
     Income from continuing operations
        (1 / 7)..............................    $        0.40   $        0.46    $         1.12    $          1.22
     Discontinued operations (2 / 7).........                -               -              2.12                  -
     Extraordinary loss on debt repayment
        (3 / 7)..............................                -           (0.01)                -              (0.24)
                                                 -------------   -------------    --------------    ---------------
          Net income  (4 / 7)................    $        0.40   $        0.45    $         3.24    $          0.98
                                                 =============   =============    ==============    ===============

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on June 3, 1996.



         Signature                           Title
- ------------------------------------------------------------------------------



   /s/ Nicholas T. Kaiser       Chief Executive Officer
- -----------------------------   (Principal Executive Officer)
    (Nicholas T. Kaiser)


   /s/ Stephen D. Weaver        Vice President - Finance and Chief
- -----------------------------   Financial Officer (Principal Financial Officer)
   (Stephen D. Weaver)


   /s/ Jeffery T. Jones         Controller  (Principal Accounting Officer)
- -----------------------------
    (Jeffery T. Jones)