Form 10-K
period 1996-07-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1996-10-29
CIK 888918

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-20490

                       THE CARBIDE/GRAPHITE GROUP, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                             25-1575609
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification Code)

                        One Gateway Center, 19th Floor
                                Pittsburgh, PA
                                     15222
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (412) 562-3700

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

                                ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on September 27, 1996 was $90,082,642.

     As of the close of business on September 27, 1996 there were 8,320,522 shares of the Registrant's $.01 par value common stock outstanding.

                     Documents incorporated by reference:

     Information required under Part I (Item 1) and Part II (Items 5, 6, 7 and
8) is, in part, incorporated by reference from the Registrant's Annual Report to Stockholders for fiscal 1996, which is filed as an exhibit hereto. The information required under Part III is incorporated by reference to the Registrant's Proxy Statement and Notice of the Annual Meeting of Stockholders for 1996, which is to be filed within 120 days after July 31, 1996.


================================================================================

PART I

Item 1    Business
------------------

Overview

     The Carbide/Graphite Group, Inc. (the Company or Registrant) is a major U.S. manufacturer of graphite electrode products and calcium carbide products. Graphite electrodes are used as conductors of electricity, and are consumed, in the EAF steel-making process common to all mini-mill steel producers. Calcium carbide and derivative products, primarily acetylene, are used in the manufacture of specialty chemicals, as a fuel in metal cutting and welding and for iron and steel desulfurization. The Company is the only manufacturer of graphite electrodes that produces its own requirements of needle coke, the principal raw material used in the manufacture of graphite electrodes, and the Company sells needle coke to other manufacturers of graphite products. Net sales for the Company's graphite electrode products segment and calcium carbide products segment represented 66.5% and 33.5%, respectively, of consolidated net sales for fiscal 1996. Refer to Note 12 of the Company's Annual Report to Stockholders for fiscal 1996 (incorporated by reference under Item 8 of this Form 10-K) for information regarding sales (including export sales), operating income and identifiable assets by business segment.

     In September 1995, the Company completed a successful initial public offering of its $0.01 par value common stock (the Common Stock). 5,375,750 shares of Common Stock were sold to the public by certain selling stockholders in a secondary underwritten public offering (the Initial Offering). The Initial Offering price was $15.00 per share. The underwriters also exercised an option to purchase 806,363 shares of Common Stock to cover over-allotments, which resulted in $11.1 million in net proceeds to the Company. In connection with the Initial Offering, 455,000 Common Stock options were exercised, resulting in $0.6 million in cash proceeds to the Company .

     In March 1996, the Company completed a secondary public offering of its Common Stock. 1,032,236 shares of Common Stock were sold to the public by certain management and former management stockholders in an underwritten offering (the Offering). In connection with the Offering, 590,000 Common Stock options were exercised by certain selling stockholders, resulting in $0.8 million in cash proceeds to the Company.

     During fiscal 1996, in open market transactions, the Company repurchased $19.2 million in aggregate principal amount of 11.5% Senior Notes due 2003 (the Senior Notes) (the Repurchase). In addition, the Company completed the redemption of $9.0 million in aggregate principal amount of Senior Notes (the Redemption). The Redemption was initiated pursuant to the Senior Note Indenture which permits the redemption of a limited amount of Senior Notes with proceeds obtained from the Initial Offering.


Graphite Electrode Products Business

Products and Markets

     The Company's graphite electrode products business segment includes electrodes, needle coke, bulk graphite, granular graphite (primarily from machine turnings) and processing services. The following table presents the Company's net sales and percentage of segment sales within its graphite electrode products segment for fiscal 1996, by principal product category:

                                                                   Fiscal 1996
                                                            -------------------------
Product Category                                            Net Sales  % of Net Sales
--------------------------------------------------------    ---------  --------------
                                                            (dollars in thousands)
Graphite electrodes.................................         $133,956       74.5%
Needle coke (third party sales).....................           16,499        9.2
Bulk graphite.......................................           16,775        9.3
Granular graphite...................................            8,666        4.8
Other...............................................            4,029        2.2
                                                             --------      -----
     Total graphite electrode products net sales....         $179,925      100.0%
                                                             ========      =====


     While the Company uses most of its needle coke production in its own electrode manufacturing operations, it sells additional quantities of needle coke to other graphite electrode producers. During fiscal 1996, the Company sold approximately 39,300 tons of needle coke to seven other graphite electrode producers. The Company believes that it will use an increasing proportion of its needle coke capacity of 110,000 tons per year for its own electrode production requirements as the Company pursues its strategy of increasing electrode manufacturing capacity. Through debottlenecking activities performed during fiscal 1995 and fiscal 1996, the Company increased its graphite electrode practical production capacity from 100 million pounds to 109 million pounds.

     In connection with the fiscal 1995 sale (the Specialty Products Sale) of the Company's graphite specialty products business to SGL Carbon Corporation (SGL Corp.), the Company agreed to continue to produce large graphite rods and plates, the majority of which are sold to SGL Corp. at prices approximating the Company's manufacturing cost under a 52 million pound supply agreement which expires in January 1998 (the SGL Supply Agreement). Sales to SGL Corp. under this contract in fiscal 1996 were $15.6 million. The Company also sells these bulk graphite rods and plates, and certain other graphite products, to other graphite customers. Granular graphite is primarily turnings from the machining of graphite electrodes and is used in a variety of industrial applications, including brake shoe materials and carbon additives for steel chemistry. In addition, the Company provides processing services, which include graphitizing baked rods.

     Domestic sales of graphite electrode products are made primarily by the Company's direct sales force, consisting of five salesmen for graphite electrodes and one salesman for other graphite products. This sales force is supported by five technical service personnel. International sales of electrodes are made through long-standing relationships with over twenty independent agents. Exports of graphite electrodes currently account for approximately 50% of the Company's annual shipments of graphite electrodes and subject the Company to risks associated with fluctuations in foreign currency exchange rates.

     The steel industry, which constitutes the market for the Company's graphite electrodes and a major market for its calcium carbide desulfurization products, is highly cyclical. As a result, the Company's steel industry-related products will face periods of reduced demand, which, because of the generally high fixed costs of the Company's business, could result in substantial downward pressure on profitability. Demand for and sales of graphite electrodes fluctuate from quarter to quarter due to such factors as scheduled plant shutdowns by customers, vacations, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases. Generally, these factors tend to affect adversely the Company's results of operations.

Manufacturing and Modernization

     The Company's electrodes are manufactured at its facilities in Niagara Falls, New York and St. Marys, Pennsylvania. Both plants are equipped with facilities for milling, mixing, homogenizing and extruding; baking and rebaking; pitch impregnating; graphitizing; and machine finishing. The Company currently has the capacity to manufacture approximately 109 million pounds of electrodes annually at these two facilities.

     The Company manufactures all of its needle coke (the primary raw material for graphite electrodes) at its Seadrift, Texas plant. The Company currently has the capacity to manufacture approximately 110,000 tons of needle coke annually, 65% of which is used internally for the production of graphite electrodes. Needle coke is shipped from Seadrift largely by rail (and to a lesser extent by barge) to the Company's St. Marys facilities.

     The Company has initiated a program to modernize certain components of its electrode manufacturing process (the Modernization Program). The primary objectives of the Modernization Program, expected to cost approximately $34 million, are the automation of labor intensive processes and the replacement of older equipment with new, state-of-the-art technology in order to reduce costs while improving electrode quality and consistency. A major aspect of the Modernization Program will focus on the electrode forming processes, including the addition of equipment to automate the Company's sizing and weighing systems, and to enhance production capabilities by adding new needle coke preheaters, needle coke and pitch mixers as well as mix cooling/homogenization equipment. These improvements, which management expects to cost approximately $26 million, are designed to reduce total labor requirements and minimize variations in the critical initial forming of the electrodes, resulting in better and more consistent electrode quality. In addition, the Company will be adding three new computer-controlled machine tools used for electrode finishing in its Niagara Falls facility. With a capital cost of approximately $8 million, the machine tool system will meet the highest electrode machining standard.

     During fiscal 1996, the Company completed the engineering and design phases of the Modernization Program and began issuing equipment purchase orders. Site preparation and equipment installation will continue through fiscal 1997, with both projects expected to be commissioned in mid-fiscal 1998.


Calcium Carbide Products Business

Products and Markets

     The Company's primary products in this segment are acetylene, desulfurization products and calcium carbide. The following table presents the Company's net sales and percentage of segment sales within its calcium carbide products business for fiscal 1996, by principal product category:

                                                                   Fiscal 1996
                                                            -------------------------
Product Category                                            Net Sales  % of Net Sales
--------------------------------------------------------    ---------  --------------
                                                            (dollars in thousands)
Acetylene....................................                $28,071            35.3%
Desulfurization applications.................                 24,695            31.1
Calcium carbide..............................                 20,902            26.3
Other........................................                  5,801             7.3
                                                             -------           -----
     Total calcium carbide product sales.....                $79,469           100.0%
                                                             =======           =====

     The Company produces acetylene at its Louisville and Calvert City, Kentucky plants for pipeline delivery to three customers, International Specialty Products (ISP), Air Products and Chemicals, Inc. (Air Products) and E.I. duPont de Nemours & Company (DuPont), for use in the manufacture of specialty chemicals. Each of these customers, which together represented 35.3% of the Company's total calcium carbide product sales in fiscal 1996, has been supplied by the Company for over thirty years. Although relationships with these pipeline customers are longstanding, there can be no assurance that any of these customers will continue to operate its adjacent facility or require the Company's acetylene product.

     The Company sells calcium carbide to blast furnace steel mills and to ductile iron foundries as a material used to reduce the sulfur content in metals, a process known as desulfurization. Calcium carbide desulfurization products are finely ground to talcum powder size and, together with several additives, are injected into baths of molten iron to reduce the sulfur content of the material. Sales of desulfurization products represented 31.1% of total calcium carbide products net sales for fiscal 1996. Fiscal 1996 desulfurization products sales were lower as compared to fiscal 1995 due primarily to the entrant of a competitor, Elkem, into the desulfurization market.

     Calcium carbide is sold to industrial gas distributors as a raw material for the production of cylinder acetylene, which is primarily used in the metal fabrication and construction industries. For many years, there have been less expensive materials that competed with acetylene for these purposes. Acetylene has maintained its market position, however, by virtue of its ease of transport and use and because it burns hotter and cuts cleaner. The acetylene distribution market is comprised of several large, national distributors of industrial gases with numerous generating locations, and a large number of small companies that generate acetylene for distribution within their regional markets. The Company sells to both types of customers.

     The Company markets its calcium carbide products directly to end users and also sells to a major distributor, ESM Metallurgical Products, which in turn supplies carbide mixtures and a variety of ancillary services to steel mills. The Company markets calcium carbide products through a sales force of three, with technical service support from a staff of two, directly to industrial gas distributors, pipeline acetylene customers and steel mill and foundry customers. Sales to customers other than pipeline customers are generally made through purchase orders.

     The Company manufactures its calcium carbide products at facilities in Louisville and Calvert City. The Louisville facility includes a submerged electric arc furnace which has a capacity of approximately 120,000 net tons of calcium carbide per year and the Calvert City facility includes a submerged electric arc furnace with capacity of approximately 80,000 tons per year. Both plants include crushing, screening and packing equipment; acetylene generators; and ball mill blending facilities. The Louisville plant supplies pipeline acetylene to DuPont; the Calvert City plant supplies pipeline acetylene to ISP and Air Products.


Competition

Graphite electrode products

     The Company's competition in graphite electrodes includes two major producers, UCAR International Inc. (UCAR) and SGL Carbon AG (SGL), as well as a group of smaller, foreign producers, including Showa Denko KK (of Japan), Tokai Carbon Co., Ltd. (of Japan), Nippon Carbon Co. Ltd. (of Japan) and VAW Aluminum AG (of Germany). Participants in the graphite electrode industry compete on the basis of service and product quality, reliability, efficiency and price.

     UCAR and SGL are market and price leaders, each have world-wide market shares ranging between 25% and 35%, and each have greater financial resources than the Company. Both maintain operations in various international markets. The Company is one of a small group of graphite electrode producers each having a world-wide market share of 5% to 7%. While the Company markets its graphite electrodes world-wide, it has no production facility outside of the United States and, accordingly, has significant transportation and duty cost disadvantages relative to its competitors located in foreign markets.

     From time to time, graphite electrode manufacturers, including the Company, experience temporary declines in the quality of their graphite electrodes, frequently resulting in customer credits and reimbursements. The Company continually evaluates and implements precedures to improve electrode quality and believes that its electrode performance meets the quality requirements of its customers. Moveover, the Modernization Program is intended to enhance further the Company's ability to consistently manufacture electrodes of acceptable quality. There can be no assurance, however, that temporary declines in electrode quality will not recur or that customers or potential customers will not perceive that there is a quality problem with the Company's electrodes.


     Outside of Japan, there are currently only three needle coke producers: Conoco, Inc. (Conoco), UNO-VEN Company (Uno-Ven) and the Company. Conoco is by far the largest needle coke producer, with annual capacity estimated to be 500,000-550,000 tons. Uno-Ven has a production capacity of approximately 80,000 tons per year and the Company's production capacity is approximately 110,000 tons per year. In Japan, there are four small producers, one of which is a Conoco affiliate, and two of which make a different type of needle coke from coal tar pitch and not known to be used outside of Japan. The Company believes the three Japanese producers (other than the Conoco affiliate) produce an aggregate of 150,000 tons per year. Participants in the needle coke industry compete primarily on price and quality.

     The Company has numerous competitors in the sale of granular graphite, including other electrode manufacturers and a variety of graphite scrap dealers. Fine grain graphite blocks and rods, graphite specialty products, are produced by a number of company's throughout the world, including UCAR and SGL. These materials are marketed on a world-wide basis by the Company.


Calcium Carbide Products

     The Company's only competitors in the manufacture and marketing of calcium carbide in the United States and Canada are Elkem and Mid-West Carbide. Elkem is a significant competitor in the sale of calcium carbide to the industrial gas distributor market and desulfurization products to the steel industry. Participants in the calcium carbide market compete on the basis of service and product quality, reliability, efficiency and price.

     The Company sells all of its acetylene to the adjacent specialty chemical and products plants of its pipeline customers. These plants are not supplied with acetylene by any source other than the Company. See "--Calcium Carbide Products Business--Products and Markets."

     For many years, other, less expensive materials have competed with cylinder acetylene for use in the metal fabrication and construction industries. Acetylene has maintained its market position, however, by virtue of its ease of transport and use and because it burns hotter and cuts cleaner. Calcium carbide-based desulfurization products compete with magnesium-based desulfurization products and, with respect to ductile iron foundries, lime spar. The commodity price of magnesium and the resultant price of magnesium-based desulfurizers affects the demand for calcium carbide-based desulfurization products.


Raw Materials and Costs

Graphite Electrodes

     The significant raw material costs of production for all graphite electrode manufacturers are needle coke, coal tar pitch, natural gas for the heating of kilns and electricity for graphitizing. The Company has its own needle coke production facility.

     The Company uses low sulfur decant oil, a by-product of fluid catalytic cracking units in integrated oil refineries, in the manufacture of needle coke. Most of this feedstock is purchased from refineries along the U.S. Gulf Coast. Only a limited number of refineries on the U.S. Gulf Coast produce decant oil suitable for use by the Company. At times, due to restraints on local availability, the Company has purchased decant oil on the West Coast at a higher cost than if obtained from a local refinery. Conoco and Uno-Ven, the Company's two largest needle coke competitors, operate large, integrated refineries that have the ability to desulfurize decant oil.

     The cost of refinery decant oil is pegged to the U.S. Gulf Coast spot cargo barge prices for heavy fuel oil. Fuel oil prices move with world-wide crude oil prices and, to some extent, with winter weather conditions in the United States. The Company hedges its oil costs from time to time by trading in futures contracts for crude oil and/or heating oil. There can be no assurance that the Company will be able to obtain an adequate quantity of suitable feedstocks at all times in the future or at acceptable prices.

     Electricity for graphitizing operations represents a major cost factor due to the immense quantities of electricity needed to graphitize electrodes. At the Company's plant at Niagara Falls, electricity is supplied by the Power Authority of the State of New York at favorable, pre-determined prices under a contract that expires in 2006. The St. Marys, Louisville and Calvert City plants are supplied electricity under conventional power contracts. Through a electricity co-generation process, the Seadrift facility is a net power producer, resulting in virtually no electrical power costs for that facility. Heating fuel for kilns is natural gas purchased by the Company from either interstate natural gas carriers or from local gas well operators.


Calcium Carbide Products

     Raw materials required for calcium carbide manufacture are lime, metallurgical coke and lesser quantities of petroleum coke. The Company believes that these raw materials are widely available at satisfactory prices.


Employees

     At July 31, 1996, the Company employed 887 people in its graphite electrode products segment, 30% of whom were salaried and 70% of whom were paid hourly, and 318 people in the calcium carbide segment, 21% of whom were salaried and 79% of whom were paid hourly. The Company's Seadrift needle coke plant is staffed entirely with salaried personnel.

     During fiscal 1996, the Company negotiated three labor contracts with unions representing its hourly employees at the St. Marys, Louisville and Calvert City facilities. The St. Marys labor agreement will expire in June 1999, while the Louisville and Calvert City agreements will expire in July 2001 and February 2001, respectively. The Company believes that the new labor agreements were settled on terms that were satisfactory. The labor contract covering the Company's hourly work force at its Niagara Falls, New York facility will expire in January 1999. The Company believes that its relationships with the unions are stable. However, there can be no assurance that new agreements will be reached without union action or will be on terms satisfactory to the Company.


Patents and Trademarks

     The Company does not believe that any of its patents, patent applications or trademarks is material to its business or operations.


Environmental Compliance

     In connection with the agreement under which the Company acquired its operating assets from The BOC Group, plc (BOC) (the Asset Acquisition), BOC, agreed to indemnify the Company, its successors and assigns, against certain liabilities, to the extent not disclosed and expressly excluded from the indemnity, arising from (i) pre-closing operations of its former divisions (regardless of whether such liabilities arose during or before BOC's ownership thereof); (ii) assets transferred to the Company pursuant to the Asset Acquisition; and (iii) pre-closing activities conducted at the real property and leased premises transferred to the Company pursuant to the Asset Acquisition. Such indemnification includes certain liabilities arising out of the use, generation, transportation, storage, treatment, release or disposal of hazardous materials; the violation of any environmental regulations; or any claim or cause of action to the effect that the Company is responsible or liable for acts or omissions of BOC concerning hazardous materials. Under the indemnity, the Company is required to pay 20% of the first $2.5 million of costs relating to such environmental claims or liabilities. Thereafter, BOC is responsible for all of such liabilities. Since the Asset Acquisition and as of July 31, 1996, the total reimbursable claims submitted to BOC have approximated $0.4 million, all of which have been paid. The BOC indemnity survives for all covered claims brought within 15 years after closing of the Asset Acquisition, which occurred in July 1988. A number of identifiable costs at the time of the Asset Acquisition, such as the need for certain pollution control equipment, receipt of certain discharge permits and the need for continued operation and maintenance of a landfill used exclusively by the Company at its St. Marys facility, were disclosed by BOC and were excluded from the indemnification. The Company has installed much of the pollution control equipment and received the discharge permits excluded from the BOC indemnity. If any of the pollution control equipment excluded from the BOC indemnity is required in the future for reactivation of production equipment or increases in capacity, the costs related thereto are not believed by the Company to be material.

     In connection with the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environment costs in excess of an aggregate $100,000 threshold up to a maximum exposure of $6.0 million. In addition, with respect to the Company's subsidiary, Speer Canada, Inc., sold pursuant to the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environment costs, in excess of a $100,000 threshold, relating to such subsidiary's operations prior to the consummation of the Specialty Products Sale, up to a maximum exposure of $1.5 million. As of July 31, 1996, no environmental claims have been submitted for indemnification by SGL Corp.

     Since 1970, a wide variety of federal, state and local environmental laws, regulations and ordinances have been, and continue to be, adopted and amended. Some of these laws, regulations and ordinances hold current owners or operators of land liable for their own and previous owners' or operators' releases of hazardous substances. Because of its operations and the operations of its predecessors, and the use, production or discharge of certain substances by their plants, the Company is affected by these laws and regulations. Various Company facilities have experienced some level of regulatory scrutiny in the past and continue to be subject to regulatory inspections and requests for investigation or response action in connection with releases or threatened releases of hazardous substances. Lime hydrate generated as a by-product of acetylene production at the Louisville facility has been stored in ponds at the site. One twenty acre pond was also used in the past for disposal of various materials such as bag house dust and plant debris. In 1993, the Company notified the Kentucky Department of Environmental Protection of this pond's historic uses. It is not possible to determine what action, if any, may be required by the Kentucky Department of Environmental Protection, or the costs associated with any such action. In early 1995, the Company notified the New York Department of Environmental Conservation (NYDEC) of a release of automatic transmission fluid at its Niagara Falls facility. The Company investigated the extent of the release and proposed a remedial plan and clean-up levels to NYDEC. The Company's remedial plan was approved by NYDEC and the plan is currently being implemented. Total costs of the remedial plan are not expected to exceed $150,000.

     The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, each as amended, and similar state or local counterparts of these federal laws, regulate air emissions, water discharges and wastes. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, among others, provides for responses to and liability for releases or threatened releases of hazardous substances into the environment. The Company's current operations require compliance with the above laws as well as the Toxic Substances Control Act and related laws designed to assess the risk to health and the environment at early developmental stages of new products. In addition, the Company is subject to laws adopted or proposed in various states that impose various reporting or remediation requirements if operations cease or the property is transferred or sold. While the Company believes it is in substantial compliance with these regulations, from time to time it receives from various government agencies notification or complaints that allege violations of the requirements, which the Company then works with the agency to resolve. No such notice is outstanding which would be expected to have a material adverse effect on the Company's financial condition or results of operations.

     The Clean Air Act was amended in 1990. While the Company believes that its facilities generally meet current regulatory standards applicable to air emissions, some of its facilities will be required to comply with new standards for hazardous emissions to be promulgated by the United States Environmental Protection Agency (USEPA) over the next several years. In addition, the Clean Air Act will result in revisions to state implementation plans which may necessitate the installation of additional controls for certain of the Company's emission sources. At this time, the Company cannot estimate when new standards will be imposed by USEPA or relevant state agencies or what control technologies or changes in processes the Company may be required to install or undertake in order to achieve compliance with any new requirements. Periodic upsets at the Niagara Falls facility, resulting in particulate air emissions from baking and graphitization furnaces, and odor complaints have led the Niagara County Health Department to recommend an aggressive program of preventive maintenance and evaluation of upgrade alternatives to reduce these incidents and the odor. The Company has made certain improvements and is evaluating further corrective actions which may, in future years, require expenditures for new production and air pollution control equipment, which expenditures the Company believes will not have a material adverse effect on its results of operations.

     The Company has submitted to the NYDEC a plan for compliance with restrictions on emissions of volatile organic compounds from its graphitization plant at Niagara Falls. The Company expects the plan to be approved. However, if it were not, no assurance can be given that compliance costs would not have a material effect on the Company's operations or financial conditions.

     The Company has applied for storm water discharge permits at its St.
Marys and Louisville facilities. The Company's permit application for its St. Marys facility has been reviewed by the Pennsylvania Department of Environmental Resources and the Company is revising its application to comply with certain requests by this agency. The Company expects the permit to be issued in 1997.
A storm water permit was issued to the Company in October 1994 for its Louisville facility by the Water Division of the Kentucky Natural Resources and Environmental Protection Cabinet. The Company is implementing measures to comply with its terms and expects to be in compliance in early 1997. The Company does not believe that the cost of compliance with these permits will be material.

     The St. Marys facility uses a permitted landfill for the disposal of residual waste. Based on the adoption of new residual waste regulations in Pennsylvania and the fact that the landfill is approaching the end of its useful life, the Company expects to cease use of this landfill in July 1997 and contract outside of the Company for disposal services. The Company's closure plan has been approved by the Pennsylvania Department of Environmental Resources. Closure and subsequent monitoring activities related to the landfill are expected to cover an 18 year period, and closure and monitoring costs are not expected to exceed $0.8 million. Estimated future closure costs not accrued as of July 31, 1996 are not material. The timing of payments related to these activities, including payments for disposal services, is not expected to materially impact the Company's cash flow in the future.

     During fiscal 1996, the Company spent approximately $1.1 million on capital expenditures in order to comply with environmental laws and regulations (which expenditures are included in the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K as additions to property, plant, and equipment). During fiscal 1997, the Company expects to spend approximately $3.6 million for such projects.

Item 2    Properties
--------------------

     The Company maintains its corporate headquarters at One Gateway
Center, Pittsburgh, Pennsylvania under a lease with an initial term expiring on December 31, 1999.

     The Company has the following additional properties, which are owned or leased, as indicated:

                                                                         Area
                                                                     (approximate     Owned
               Location                              Use             square feet)   or Leased
---------------------------------------------------------------------------------------------
Graphite Electrode Products Facilities:
        Niagara Falls, New York........           Electrodes          1,000,000       Owned
        St. Marys, Pennsylvania........           Electrodes            742,000       Owned
        Seadrift, Texas................          Needle Coke            743,000       Owned
 Calcium Carbide Products Facilities:
        Calvert City, Kentucky.........        Carbide Products         150,000       Owned
        Louisville, Kentucky...........        Carbide Products         200,000       Owned
        Louisville, Kentucky...........    Carbide Sales, Technical       6,000      Leased
                                             and Finance Offices

     Pursuant to the Specialty Products Sale, SGL Corp. acquired a discrete portion of the Company's St. Marys facility. The Company and SGL Corp. share common services such as steam and compressed air in St. Marys. In addition, the Company leases to SGL Corp. a portion of a building and certain parking lot space at its facility in Niagara Falls pursuant to a lease expiring in January 2000 (subject to optional renewals by SGL Corp. for a maximum of five additional years).

     The Company owns all of its major manufacturing facilities. The Company believes that its plants and facilities, which are of varying ages and types of construction, are in satisfactory condition.

     Many of the Company's operations are conducted at extremely high temperatures, exceeding 5,000 degrees Fahrenheit in the case of graphitization. In some facilities, a maintenance "turnaround" is conducted annually; in other facilities, major maintenance is conducted on an ongoing basis. Maintenance expenditures, which are expensed as incurred, amounted to approximately $37.1 million, $36.1 million and $34.4 million for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.


Item 3    Legal Proceedings
---------------------------

General

     The Company is involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating income or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of July 31, 1996, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

Environmental

     In April 1995, the Company was named as a third-party defendant in a Superfund action in Federal District Court in New Jersey relating to waste disposal at a landfill located in Sayreville, New Jersey (the Sayreville Litigation). Carbon Graphite Group, Inc. was named as successor to Airco-Speer Company (Airco-Speer). Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim which it disputes. Furthermore, pursuant to the Asset Purchase Agreement by which the Company acquired assets from BOC, BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and agreed to indemnify the Company for losses associated therewith in accordance with the terms of the Asset Purchase Agreement. In addition, BOC asserts that the liability in this matter was settled by a 1992 agreement with the plaintiffs in the present case. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.


Item 4    Submission of Matters to Vote of Securities Holders
-------------------------------------------------------------

     This item is not applicable to the Registrant for this Annual Report on Form 10-K.

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

     Information required by this item is furnished on page 17 of the Company's Fiscal 1996 Annual Report to Stockholders which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. Information regarding dividend restrictions is included in Note 8 on page 27 of the Company's Fiscal 1996 Annual Report to Stockholders.

Item 6    Selected Financial Data
---------------------------------

     Information required by this item is, in part, furnished on pages 16 and 17 of the Company's Fiscal 1996 Annual Report to Stockholders which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. During fiscal 1994, the Company paid a $5.00 per share Common Stock dividend. No other Common Stock dividends were declared or paid during the five year period ended July 31, 1996.

Item 7    Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

     Information required by this item is furnished on pages 9 through 15 of the Company's Fiscal 1996 Annual Report to Stockholders which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 8    Financial Statements and Supplementary Data
-----------------------------------------------------

     Information required by this item is furnished on pages 17 through 36 of the Company's Fiscal 1996 Annual Report to Stockholders which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. Supplementary data required by this item is furnished in Note 15 on page 36 of the Company's Fiscal 1996 Annual Report to Stockholders.

Item 9    Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

     This item is not applicable to the Registrant for this Annual Report on Form 10-K.

PART III

Items 10  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Information required by this item is furnished on pages 3 through 5 of the Company's Proxy Statement dated November 4, 1996 which is to be filed within 120 days of July 31, 1996 and is incorporated herein by reference.

Item 11   Executive Compensation
--------------------------------

     Information required by this item is furnished on pages 6 through 15 of the Company's Proxy Statement dated November 4, 1996 which is to be filed within 120 days of July 31, 1996 and is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information required by this item is furnished on pages 1, 2, 5 and 6 of the Company's Proxy Statement dated November 4, 1996 which is to be filed within 120 days of July 31, 1996 and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
--------------------------------------------------------

     Information required by this item is furnished on page 15 of the Company's Proxy Statement dated November 4, 1996 which is to be filed within 120 days of July 31, 1996 and is incorporated herein by reference.

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)(1)  List of Financial Statements

     The following consolidated financial statements of the Company and the Report of Independent Accountants set forth on pages 18 through 36 and page 17, respectively, in the Company's Fiscal 1996 Annual Report to Stockholders, which has been filed as an exhibit to this Annual Report on Form 10-K, are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

*    Consolidated Balance Sheets as of July 31, 1996 and 1995.
* Consolidated Statements of Operations for the Years Ended July 31, 1996, 1995 and 1994.
* Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1996, 1995 and 1994.
* Consolidated Statements of Cash Flows for the Years Ended July 31, 1996, 1995 and 1994.
*    Report of Independent Accountants dated September 10, 1996.

     (a)(2) List of Financial Statement Schedules

     The following financial statement schedule of the Company and the Report of Independent Accountants are included on pages 20 and 19, respectively, of this Annual Report on Form 10-K and are incorporated by reference into this Item 14 on Form 10-K:

*    Report of Independent Accountants dated September 10, 1996.
* Schedule II -- Valuation and Qualifying Accounts for the Three Years Ended July 31, 1996, 1995 and 1994.

     All other financial statement schedules are not required, are not applicable or the information called for therein is included elsewhere in the consolidated financial statements or related notes thereto.

     (a)(3) List of Exhibits

Exhibit No.                                           Description
-------------    ---------------------------------------------------------------------------------------------
 3.1*            Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No.
                 33-31408)

 3.2*            Amended and Restated By-Laws of the Company (incorporated herein by reference to
                 Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-
                 31408)

 3.3*            Restated Stockholders' Agreement dated as of September 19, 1995 among the Company and the Management Stockholders (incorporated herein by reference to Exhibit 3.3 to the
                 Company's Registration Statement on Form S-1, Registration No. 33-31408)

 4.1*            Specimen Certificate for Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1,
                 Registration No. 33-91102)

 4.2*            Indenture dated August 26, 1993 between the Company and State Street Bank and Trust
                 Company, as trustee, relating to 11 1/2% Senior Notes Due 2003, including the form of
                 Senior Note included therein (incorporated herein by reference to Exhibit 4.2 to the
                 Company's Registration Statement on Form S-1, Registration No. 33-91102)

Exhibit No.                                           Description
-------------    ---------------------------------------------------------------------------------------------
10.1*            Securities Purchase Agreement dated as of September 25, 1991 between the Company and
                 BOC (incorporated herein by reference to Exhibit 10.1 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-65150)

10.2*            Asset Transfer Agreement dated as of July 9, 1988 among the Company, BOC, and Centre
                 Capital Investors, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company's
                 Registration Statement on Form S-1, Registration No. 33-65150)

10.3*            Asset Purchase Agreement dated as of January 17, 1995 among the Company, The C/G
                 Specialty Products Business Trust, Materials Technology Corporation, and SGL Carbon
                 Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current
                 Report on Form 8-K dated January 17, 1995)

10.4*            Share Purchase Agreement dated as of January 17, 1995 between the Company and 9012-
                 9677 Quebec Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current report on Form 8-K dated January 17, 1995)

10.5*            Revolving Credit Agreement and Letter of Credit Issuance dated December 1, 1995 by and among the Company, PNC Bank, National Association and the Financial Institutions party thereto (incorporated herein by reference to Exhibit 10.5 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-31408)

10.6*            Security Agreement and Collateral Assignment, dated December 1, 1995 between the
                 Company and PNC Bank, National Association (incorporated herein by reference to Exhibit
                 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

10.7*            Subsidiary Guaranty Agreement, dated December 1, 1995 by Seadrift Coke, L.P. in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.7 to the
                 Company's Registration Statement on Form S-1, Registration No. 33-31408)

10.8*            Subsidiary Security Agreement and Collateral Assignment, dated December 1, 1995 between Seadrift Coke, L.P. and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1,
                 Registration No. 33-31408)

10.9*            Payoff, Release and Termination Agreement, dated December 1, 1995 among the Company,
                 The Carbide/Graphite Group Receivables Corporation, Seadrift Coke, L.P., PNC Bank,
                 National Association and The First National Bank of Boston (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1,
                 Registration No. 33-31408)

10.10*           Termination of Purchase and Sale Agreement, dated November 30, 1995 among The
                 Carbide/Graphite Receivables Corporation, Seadrift Coke, L.P., the Company and
                 PNC Bank, National Association (incorporated herein by reference to Exhibit 10.10 to the
                 Company's Registration Statement on Form S-1, Registration No. 33-31408)

10.11*           Pledge Agreement, dated December 1, 1995 by the Company in favor of PNC Bank,
                 National Association (incorporated herein by reference to Exhibit 10.11 to the Company's
                 Registration Statement on Form S-1, Registration No. 33-31408)

10.12*           Letter Agreement, dated December 1, 1995 between PNC Bank, National Association and the Company (incorporated herein by reference to Exhibit 10.12 to the Company's
                 Registration Statement on Form S-1, Registration No. 33-31408)

Exhibit No.                                           Description
-------------    ---------------------------------------------------------------------------------------------
10.13*           Office Lease dated August 30, 1991 between the Company and The Equitable Life
                 Assurance Society of the United States (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-65150)

10.14*           Letter Agreement dated as of January 1, 1995 between the Company and James G. Baldwin
                 (incorporated herein by reference to Exhibit 10. 15 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

10.15*           Employment Agreement dated as of January 1, 1995 between the Company and Nicholas
                 T. Kaiser (incorporated herein by reference to Exhibit 10.16 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

10.16*           Employment Agreement dated as of March 1, 1995 between the Company and Walter B.
                 Fowler (incorporated herein by reference to Exhibit 10.17 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

10.17*           Employment Agreement dated as of March 1, 1995 between the Company and Ronald N.
                 Clawson (incorporated herein by reference to Exhibit 10.18 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

10.18*           Employment Agreement dated as of March 1, 1995 between the Company and Stephen D.
                 Weaver (incorporated herein by reference to Exhibit 10.19 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

10.19*           Restated 1988 Management Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1,
                 Registration No. 33-91102)

10.20*           Performance Option Agreement under the 1988 Management Stock Option Plan
                 (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

10.21*           Restated 1991 Management Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1,
                 Registration No. 33-91102)

10.22*           Stock Option Agreement dated as of August 1, 1993 between the Company and James G.
                 Baldwin (incorporated herein by reference to Exhibit 10.23 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

10.23*           Stock Option Agreement dated as of March 8, 1994 between the Company and James G.
                 Baldwin (incorporated herein by reference to Exhibit 10.24 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

Exhibit No.                                           Description
-------------    ---------------------------------------------------------------------------------------------
10.24*           1995 Stock-Based Incentive Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1,
                 Registration No. 33-31408)

10.25            Amendment to 1995 Stock-Based Incentive Compensation Plan of the Company dated August 26, 1996

10.26*           Agreement under the 1995 Stock-Based Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1,
                 Registration No. 33-91102)

10.27            Non-Employee Director Stock-Based Incentive Compensation Plan of the Company dated
                 August 26, 1996

10.28*           Performance Unit Plan II of the Company (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994)

10.29*           Form of Agreement under the Performance Unit Plan II (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 July 31, 1994)

10.30            Incentive Bonus Plan of the Company

10.31            Supplemental Executive Savings Plan of the Company

10.32*           Replacement Power Agreement between the Power Authority of the State of New York and the Company dated October 17, 1994 (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.33*           Acetylene Purchase Agreement dated as of January 1, 1985 between BOC (as predecessor to the Company) and GAF Corporation (incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.34*           Amendment to the Acetylene Supply Agreement between Air Products & Chemicals and the
                 Company dated as of October 21, 1994 (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.35*           Acetylene Agreement dated January 1, 1975, as amended June 12, 1978 and February 10,
                 1982, between Airco, Inc. and DuPont (incorporated herein by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.36*           Subcontract dated as of July, 1994 between the Company and Brown & Root, Inc.
                 (incorporated herein by reference to Exhibit 10.35 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

10.37*           Supply Agreement dated as of January 17, 1995 between SGL Corp. and the Company
                 (incorporated herein by reference to Exhibit 10.36to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

10.38            Agreement between the Company (Carbide Unit), Calvert City, Kentucky, and the Oil, Chemical and Atomic Workers, International Union, AFL-CIO
                 Local 3-556, dated February 1, 1996

10.39            Agreement between the Company (Electrode Unit) and International Union of Electrical, Technical Salaried Machine and Furniture Workers, AFL-CIO
                 Local Union 502, dated June 3, 1996

10.40            Agreement by and between the Company (Carbide Division), Louisville,
                 Kentucky Plant, and International Brotherhood of Firemen and Oilers Local
                 No. 320, Affiliated with the AFL-CIO, dated July 1, 1996

Exhibit No.                                           Description
-------------    ---------------------------------------------------------------------------------------------
10.41*           Agreement between the Company (Electrode Unit) and Oil, Chemical and Atomic Workers
                 International Union and Local Union Number 8-23516, dated January 23, 1994
                 (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

10.42*           Carbide Supply Agreement dated August 1, 1988 between the Company and BOC (incorporated herein by reference to Exhibit 10.30 to the Company's  Registration Statement on Form S-1,
                 Registration No. 33-65150)

11.1*            Calculation of Earnings Per Share for the Fiscal Years ended July 31, 1991, 1992 and 1993
                 (incorporated herein by reference to Exhibit 11.1 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

11.2*            Calculation of Earnings (Loss) Per Share for the Fiscal Year and each of the Quarters in the
                 Fiscal Year ended July 31, 1994 (incorporated herein by reference to Exhibit 11.3 to the
                 Company's Registration Statement on Form S-1, Registration No. 33-91102)

11.3*            Calculation of Earnings Per Share for the Fiscal Year and each of the Quarters for the
                 Fiscal Year ended July 31, 1995 (incorporated herein by reference to Exhibit 11.4 to the
                 Company's Registration Statement on Form S-1, Registration No. 33-31408)

11.4             Calculation of Earnings Per Share for the Fiscal Year and each of the Quarters for the
                 Fiscal Year ended July 31, 1996

13.1             Fiscal 1996 Annual Report to Stockholders of the Company

21.1             Subsidiaries of the Company

23.1             Consent of Independent Accountants

27.1             Financial Data Schedule

----------------
* Exhibit has previously been filed with the Commission and is herein incorporated by reference.

     (b)  Reports on Form 8-K

     No Reports on Form 8-K were filed with the Commission during the fourth quarter ended July 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 1996.

                                            The Carbide/Graphite Group, Inc.

                                           By:      /s/   Nicholas T. Kaiser
                                         ---------------------------------------
                                                  (Nicholas T. Kaiser)
                                          President and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 25, 1996.


Signature                                              Title
-------------------------------  --------------------------------------------------------
                                 Chairman of the Board, President, Chief Executive Office
/s/   Nicholas T. Kaiser *       and Director (Principal Executive Officer)
-------------------------------
     (Nicholas T. Kaiser)

/s/   Ronald N. Clawson *        President -- Carbide Products and Director
-------------------------------
     (Ronald N. Clawson)

                                 President -- Graphite Electrodes and Graphite Specialty
/s/   Walter B. Fowler *         Products and Director
-------------------------------
     (Walter B. Fowler)

                                 Vice President -- Finance and Chief Financial Officer
/s/   Stephen D. Weaver          (Principal Financial Officer)
-------------------------------
     (Stephen D. Weaver)

                                 Controller -- Corporate Finance (Principal Accounting
/s/   Jeffrey T. Jones           Officer)
-------------------------------
     (Jeffrey T. Jones)

/s/   James G. Baldwin *         Director
-------------------------------
     (James G. Baldwin)

/s/   James R. Ball *            Director
-------------------------------
     (James R. Ball)

/s/   Paul F. Balser *           Director
-------------------------------
     (Paul F. Balser)

/s/   Robert M. Howe *           Director
-------------------------------
     (Robert M. Howe)

                                 Director
-------------------------------
     (Ronald B. Kalich)

*    Signatures representing a majority of the Registrant's Board of Directors.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
THE CARBIDE/GRAPHITE GROUP, INC.

     Our report on the consolidated financial statements of The Carbide/Graphite Group, Inc. and Subsidiaries (the Company) has been incorporated by reference in this Form 10-K from page 17 of the 1996 Annual Report to Stockholders of the Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 on page 13 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                    /s/   Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
September 10, 1996

                                                                     SCHEDULE II

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended July 31, 1996, 1995 and 1994
                                (in thousands)


          Col. A                                             Col. B      Col. C        Col. D         Col. E           Col. F
--------------------------------------                     ----------  ----------  --------------   ----------      -------------
                                                                                Additions
                                                           Balance at  --------------------------
                                                           Beginning    Charged      Charged to                       Balance at
                                                           of Period   to Expense  other accounts   Deductions      End of Period
                                                           ----------  ----------  --------------   ----------      -------------
Allowance for Doubtful Accounts:
   Year Ended July 31, 1996.....                             $5,152      $  120               -     ($3,376)  *         $1,896
   Year Ended July 31, 1995.....                              5,514         166               -        (528)  *          5,152
   Year Ended July 31, 1994.....                              4,396       1,168               -         (50)  *          5,514

-----------------
* Represents uncollectible accounts written off and recoveries of customer accounts previously reserved for.