Form 10-Q
period 1996-10-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1996-12-12
CIK 888918

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on December 6, 1996, there were 8,460,522 shares of the Registrant's $.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q



   ITEM                         DESCRIPTION                           PAGE
-----------     -----------------------------------------------    ----------

                PART I

    1           Index to Financial Statements ................             2

    2           Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations ..............................            11



                PART II

    1           Legal.........................................            14

    2           Changes in Securities ........................             *

    3           Defaults Upon Senior Securities ..............             *

    4           Submission of Matters to a Vote of
                  Security Holders ...........................             *

    5           Other Information.............................             *

    6           Index to Exhibits and Reports on Form 8-K.....            15



                Signatures....................................            17

    *     Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



         DESCRIPTION                                                    PAGE
------------------------------------------------------------------    ---------



Condensed Consolidated Balance Sheets
     as of July 31, 1996 and October 31, 1996 ....................          3

Unaudited Consolidated Statements of Operations
     for the Quarters Ended October 31, 1996 and 1995 ............          4

Unaudited Consolidated Statement of Stockholders' Equity
     for the Quarter Ended October 31, 1996 ......................          5

Unaudited Consolidated Statements of Cash Flows for the
     Quarters Ended October 31, 1996 and 1995 ....................          6

Footnotes to Unaudited Condensed Consolidated
   Financial Statements ..........................................          7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of October 31, 1996 and July 31, 1996
                    (in thousands, except share information)



                                                                                 October 31,            July 31,
                                                                                     1996                1996 *
                                                                                ---------------      ---------------
                                                                                 (Unaudited)
                                  ASSETS
Current assets:
    Cash and cash equivalents .............................................             $2,650              $16,586
    Short-term investments  ...............................................             15,325               10,138
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $1,926 at October 31 and $1,896 at July 31 ............              51,026               45,392
    Inventories (Note 2) ..................................................             55,715               54,779
    Income taxes receivable ...............................................              2,662                4,228
    Other current assets ..................................................             10,535                9,811
                                                                                ---------------      ---------------
        Total current assets ..............................................            137,913              140,934
Property, plant and equipment, net ........................................             67,778               65,177
Other assets ..............................................................              6,649                6,759
                                                                                ===============      ===============
            Total assets ..................................................           $212,340             $212,870
                                                                                ===============      ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Interest ............................................................             $1,567               $3,920
    Other current liabilities .............................................             29,556               32,189
                                                                                ---------------      ---------------
        Total current liabilities .........................................             31,123               36,109
Long-term debt ............................................................             81,763               81,763
Other liabilities .........................................................             20,178               20,190
                                                                                ---------------      ---------------
          Total liabilities ...............................................            133,064              138,062
                                                                                ---------------      ---------------

Stockholders' equity:
    Common stock, $.01 par value; 18,000,000 shares authorized;
     shares issued:  9,485,522 at October 31 and 9,397,670 at July 31;
     shares outstanding:  8,365,522 at October 31 and 8,277,670 at
     July 31  .............................................................                 95                   94
    Additional paid-in capital, net of $1,398 equity issue costs ..........             31,254               30,153
    Retained earnings  ....................................................             51,904               48,381
    Other stockholders' equity items  .....................................             (3,977)              (3,820)
                                                                                ---------------      ---------------
           Total stockholders' equity .....................................             79,276               74,808
                                                                                ===============      ===============
            Total liabilities and stockholders' equity ....................           $212,340             $212,870
                                                                                ===============      ===============


*  Summarized from audited fiscal 1996 balance sheet.







          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the quarters ended October 31, 1996 and 1995
                 (in thousands, except share and per share data)


                                                                                   Quarter Ended October 31,
                                                                            ----------------------------------------
                                                                                   1996                 1995
                                                                            -------------------  -------------------
                                                                                          (Unaudited)

Net sales  .............................................................              $67,716              $63,876
Operating costs and expenses:
    Cost of goods sold  ................................................               55,900               53,217
    Selling, general and administrative  ...............................                4,021                3,169
    Other compensation (Note 5)  .......................................                  267                  525
    Other income (Note 5)  .............................................                    -                 (303)
                                                                            ------------------   ------------------
        Operating income  ..............................................                7,528                7,268
Other costs and expenses:
    Interest expense, net  .............................................                2,105                2,611
    Special financing expenses (Note 5).................................                    -                  603
                                                                            ------------------   ------------------
        Income before income taxes and extraordinary loss  .............                5,423                4,054
Provision for taxes on income
  from continuing operations (Note 3)  .................................                1,900                1,395
                                                                            ------------------   ------------------
        Income from continuing operations  .............................                3,523                2,659
Extraordinary loss on early extinguishment of debt,
  net of $552 tax benefit (Note 5)  ....................................                    -                 (828)
                                                                            ==================   ==================
            Net income  ................................................               $3,523               $1,831
                                                                            ==================   ==================




Earnings per share information (Note 1):
    Income from continuing operations  .................................               $0.40                $0.33
    Extraordinary loss on early extinguishment of debt  ................                   -                (0.11)
            Net income  ................................................               $0.40                $0.22


    Common and common equivalent shares  ...............................           8,777,181            8,145,878


















          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     for the quarter ended October 31, 1996
                      (in thousands, except share amounts)


                                                                    Additional                             Other
                                            Common Stock              Paid-In         Retained         Stockholders'
                                         Shares        Amount         Capital         Earnings         Equity Items
                                      -------------  -----------  ----------------  -------------   --------------------

   Balance at July 31, 1996 *......      9,397,670          $94           $30,153        $48,381               ($3,820)

   Net income  ....................                                                        3,523
   Exercise of stock options  .....         87,852            1             1,101                                 (177)
   Stock option
     compensation  ................                                                                                 20
                                      -------------  -----------  ----------------  -------------   --------------------

   Balance at October 31,
     1996 (Unaudited)  ............      9,485,522          $95           $31,254        $51,904               ($3,977)
                                      =============  ===========  ================  =============   ====================

* Summarized from audited fiscal year 1996 statement of stockholders' equity.






























          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the quarters ended October 31, 1996 and 1995
                                 (in thousands)

                                                                                   Quarter Ended October 31,
                                                                               ----------------------------------
                                                                                    1996               1995
                                                                               ---------------    ---------------
                                                                                          (Unaudited)

Net income  ...............................................................            $3,523             $1,831
Adjustments for noncash transactions:
  Depreciation and amortization  ..........................................             2,502              2,065
  Amortization of debt issuance costs  ....................................                85                144
  Amortization of intangible assets  ......................................                82                 82
  Deferred revenue .......................................................                (34)               (34)
  Provision for common stock to be issued under options  ..................                20                 24
  Adjustments to deferred taxes  ..........................................                71                597
  Provision for loss - accounts receivable  ...............................                30                 30
  Extraordinary loss on early extinguishment of debt  .....................                 -              1,380
Increase (decrease) in cash from changes in:
  Accounts receivable  ....................................................            (5,664)             2,428
  Inventories  ............................................................              (936)               (25)
  Income taxes  ...........................................................             1,566             (1,312)
  Other current assets  ...................................................              (696)              (625)
  Accounts payable and accrued expenses  ..................................            (4,311)            (6,177)
  Net change in other non-current assets and liabilities  .................               (28)            (2,001)
                                                                               ---------------    ---------------
      Net cash used for operations  .......................................            (3,790)            (1,593)
                                                                               ---------------    ---------------

Investing activities:
  Capital expenditures  ...................................................            (5,181)            (3,226)
  Purchase of short-term investments  .....................................            (5,000)            (5,353)
                                                                               ---------------    ---------------
      Net cash used for investing activities  .............................           (10,181)            (8,579)
                                                                               ---------------    ---------------

Financing activities:
  Repurchase of Senior Notes, including premium of $1,027  ................                 -            (12,427)
  Issuance of Common Stock, net of equity issue costs of $990  ............                 -             11,106
  Proceeds from exercise of stock options  ................................                35                643
                                                                               ---------------    ---------------
         Net cash provided by (used for) financing activities  ............                35               (678)
                                                                               ---------------    ---------------

Net change in cash and cash equivalents  ..................................           (13,936)           (10,850)
Cash and cash equivalents, beginning of period  ...........................            16,586             42,656
                                                                               ===============    ===============
Cash and cash equivalents, end of period  .................................            $2,650            $31,806
                                                                               ===============    ===============








          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

     The Carbide/Graphite Group, Inc. and Subsidiaries herein are referenced as the "Company." The Company's current fiscal year ends July 31, 1997.

1.  Summary of Significant Accounting Policies:

Interim Accounting

     The Company's Annual Report to Stockholders and Form 10-K for the fiscal year ended July 31, 1996 include additional information about the Company, its operations and its consolidated financial statements, and contains a summary of significant accounting policies followed by the Company in preparation of its consolidated financial statements and should be read in conjunction with this quarterly report on Form 10-Q. These policies were also followed in preparing the Unaudited Condensed Consolidated Financial Statements included herein. The 1996 year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. Net income for the quarter ended October 31, 1996 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis which follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


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


Recently Issued Accounting Pronouncements

     On August 1, 1996, the Company adopted Statement of Financial Accounting Standards #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS #121). The adoption of SFAS #121 had no impact on the Company's Unaudited Condensed Consolidated Financial Statements.

     On August 1, 1996, the Company adopted Statement of Financial Accounting Standards #123, "Accounting for Stock-Based Compensation" (SFAS #123). SFAS #123 establishes compensation measurement and recognition alternatives and disclosure requirements for stock-based compensation plans. The Company has elected to continue to use the compensation measurement and recognition principles set forth in Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees" to account for its stock-based compensation plans, an alternative available under SFAS #123. The disclosure requirements of SFAS #123 will be adopted during the Company's preparation of its year-end consolidated financial statements for fiscal 1997.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED

2.  Inventories:

         Inventories consisted of the following (in thousands):

                                         October 31,          July 31,
                                             1996               1996
                                       -----------------  ------------------

Finished goods  ...................             $12,755             $11,986
Work in process  ..................              30,635              29,880
Raw materials  ....................               9,280               9,132
                                       -----------------  ------------------
                                                 52,670              50,998
LIFO reserve  .....................              (7,375)             (6,602)
                                       -----------------  ------------------
                                                 45,295              44,396
Supplies  .........................              10,420              10,383
                                       =================  ==================
                                                $55,715             $54,779
                                       =================  ==================


3.  Income Taxes:

     The provision for income taxes for the quarters October 31, 1996 and 1995 are summarized by the following effective tax rate reconciliations:

                                                Quarter ended October 31,
                                          -------------------------------------
                                                  1996                1995
                                          ------------------  -----------------

Federal statutory tax rate  ...........               35.0%              35.0%
Effect of:
  State taxes,
     net of federal benefit  ..........                1.8                2.2
  Foreign sales corporation benefit....               (2.8)              (1.3)
  Other  ..............................                1.0               (1.5)
                                          ==================  =================
  Effective tax rate  .................               35.0%              34.4%
                                          ==================  =================


     The income tax provision for the quarter ended October 31, 1996 was recorded based on the Company's projected effective income tax rate for the fiscal year ended July 31, 1997.


4.  Contingencies:

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

     The Company operates a permitted landfill for the disposal of residual wastes at its St. Mary's facility. The adoption of new residual waste regulations in Pennsylvania, coupled with decreasing capacity, will require the

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED

upgrading or closure of this landfill by July 1997. The Company has decided to close the landfill and contract outside of the Company for disposal services. The Company's closure plan was approved by the Pennsylvania Department of Environmental Resources during fiscal 1995 and consists of on-going stage closure activities through July 1997, followed by a 15 year monitoring commitment. Total costs related to the landfill closure and monitoring process are expected to be approximately $0.8 million. Costs not accrued as of October 31, 1996 are not material. The timing of payments related to these activities, including payments for disposal services, is not expected to materially impact the Company's cash flow in the future.

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

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the Unaudited Condensed Consolidated Balance Sheet as of October 31, 1996. As of October 31, 1996, a $0.5 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.  Other Items:

Other Compensation

     Other compensation for the quarter ended October 31, 1996 includes $0.2 million accrued under the Company's Incentive Bonus Plan. Other compensation for the quarter ended October 31, 1995 includes a $0.3 million non-cash charge for the revaluation of the Company's performance unit plan in connection with the Company's initial public offering of its Common Stock. The revaluation resulted from the increase in the fair market value of the Company's Common Stock which was a result of the offering. Other compensation for the quarter ended October 31, 1995 also included a $0.2 million charge for the vesting of benefits that were paid under the performance unit plan at the end of fiscal 1996.


Other Income

     In October 1994, the Company formally entered into a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in the People's Republic of China. Revenue related to the contract was recognized as services were performed for the process-design-expertise portion of the contract. Other income for the quarter ended October 31, 1995 represents $0.4 million in revenues earned under the process-design-expertise portion of the contract, less

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED



applicable expenses. Total revenues under the contract were expected to be approximately $5.2 million, $4.1 million of which has been recognized as of October 31, 1996. At this time, the project has been delayed by the Chinese government, and management cannot determine whether or not the balance of the revenue expected under the contract will be realized.


Special Financing Expenses

     Special financing expenses for the quarter ended October 31, 1995 represent accounting, legal, printing and other fees related to the Company's initial public offering of its Common Stock.


Extraordinary Loss on Early Extinguishment of Debt

     During the quarter ended October 31, 1995, the Company repurchased $11.4 million in aggregate principal amount of its 11.5% Senior Notes due 2003 (the Senior Notes) in an open market transaction (the Repurchase). The Repurchase resulted in an $0.8 million net extraordinary charge for the payment of the premium associated with the Repurchase and the write off of unamortized deferred financing fees associated with the original issuance of the Senior Notes repurchased.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal First Quarter ended October 31, 1996

         The following table sets forth certain financial information for the quarters ended October 31, 1996 and 1995 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-Q:


                                                                                 Quarter Ended October 31,
                                                                               -------------------------------
                                                                                   1996              1995
                                                                               -------------     -------------
                                                                                        (Unaudited)

Net sales:
    Graphite electrode products  ........................................           $48,313           $43,289
    Calcium carbide products  ...........................................            19,403            20,587
                                                                               -------------     -------------
          Total net sales  ..............................................           $67,716           $63,876

Percentage of net sales:
    Graphite electrode products  ........................................              71.3 %            67.8 %
    Calcium carbide products  ...........................................              28.7              32.2
                                                                               -------------     -------------
          Total net sales  ..............................................             100.0 %           100.0 %

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ........................................              18.8 %            15.9 %
    Calcium carbide products  ...........................................              14.1              18.3

Percentage of total net sales:
    Total gross profit  .................................................              17.4 %            16.7 %
    Selling, general and administrative  ................................               5.9               5.0
    Operating income  ...................................................              11.1              11.4
    Income from continuing operations  ..................................               5.2               4.2


     Net sales for the quarter ended October 31, 1996 were $67.7 million, versus $63.9 million in the prior year comparable quarter, a 6% increase. Graphite electrode product sales increased 11.6% over the prior year to $48.3 million, while calcium carbide product sales decreased 5.8% to $19.4 million.

     Within the graphite electrode products segment, graphite electrode net sales were $35.2 million, a 7.6% increase over the prior year comparable quarter resulting primarily from a 6.5% increase in the average net sales price. Graphite electrode shipments increased to 26.8 million pounds from 26.5 million pounds in the prior year comparable quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments were 48.7% and 51.3%, respectively, versus 44.2% and 55.8%, respectively, in the prior year comparable quarter. Needle coke sales were $5.1 million, versus $4.2 million a year ago, a 20.3% increase due to increased shipments and selling prices. Graphite specialty product sales were $8.0 million, a 26.7% increase over the prior year comparable quarter due primarily to increased shipments of bulk and granular graphite. Graphite specialty product sales in both quarters included approximately $4.0 million of sales at cost to SGL Carbon Corporation under a supply agreement which began in January 1995 and has a maximum term of three years (the SGL Supply Agreement).

     Within the calcium carbide products segment, pipeline acetylene sales decreased 14.1% to $6.3 million due to a 15.8% decrease in acetylene deliveries. Pipeline acetylene deliveries were lower due to the effects of a scheduled maintenance shutdown by International Specialty Products and lower acetylene demand by DuPont. Desulfurization sales decreased 4.2% to $6.1 million due principally to lower shipments during the current quarter, which resulted from increased competition in this market. Other calcium carbide product sales of $7.0 million were up slightly over a year ago primarily due to increased shipments of electrically calcined anthracite coal.

     Gross profit as a percentage of graphite electrode product sales was 18.8%, versus 15.9% in the prior year comparable quarter. Benefits derived from increased graphite electrode product sales were partially offset by the negative effects of a three week maintenance shutdown at the Company's Seadrift, Texas needle coke facility and higher decant oil prices in the current quarter. Gross profit as a percentage of calcium carbide product was 14.1%, versus 18.3% a year ago. The decrease was due primarily to lower pipeline acetylene shipments and lower levels of production during the current quarter.

     Selling, general and administrative expenses were $4.0 million, versus $3.2 million in the prior year comparable quarter. The increase was primarily the result of a settlement of a lawsuit and the accrual of costs associated with the search for a new chief executive officer for the Company. Selling, general and administrative expenses are expected to return to historical levels for the balance of the fiscal year.

     Other compensation for the quarter ended October 31, 1996 includes $0.2 million accrued under the Company's Incentive Bonus Plan. Other compensation for the quarter ended October 31, 1995 includes a $0.3 million non-cash charge for the revaluation of the Company's performance unit plan in connection with the Company's initial public offering of its Common Stock. The revaluation resulted from the increase in the fair market value of the Company's Common Stock which was a result of the offering. Other compensation for the quarter ended October 31, 1995 also included a $0.2 million charge for the vesting of benefits that were paid under the performance unit plan at the end of fiscal 1996.

     In October 1994, the Company formally entered into a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in the People's Republic of China. Revenue related to the contract was recognized as services were performed for the process-design-expertise portion of the contract. Other income for the quarter ended October 31, 1995 represents $0.4 million in revenues earned under the process-design-expertise portion of the contract, less applicable expenses. Total revenues under the contract were expected to be approximately $5.2 million, $4.1 million of which has been recognized as of October 31, 1996. At this time, the project has been delayed by the Chinese government, and management cannot determine whether or not the balance of the revenue expected under the contract will be realized.

     Interest expense, net for the quarter ended October 31, 1996 was $2.1 million and included $2.4 million of interest expense associated with the Senior Notes, less $0.3 million in interest income associated with the Company's cash equivalents and short-term investments. The average outstanding balance of Senior Notes during the current quarter was $81.8 million. Interest expense, net for the quarter ended October 31, 1995 was $2.6 million and included $3.1 million of interest expense associated with the Senior Notes, less $0.6 million in interest income associated with the Company's cash equivalents and short-term investments. The average outstanding balance of Senior Notes during the prior year comparable quarter was approximately $104 million.

     Special financing expenses for the quarter ended October 31, 1995 represent accounting, legal, printing and other fees related to the Company's initial public offering of its Common Stock.

     The income tax provision for the quarter ended October 31, 1996 was recorded based on the Company's projected effective income tax rate for the fiscal year ended July 31, 1997. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more details on the Company's effective tax rate.

     In connection with the Repurchase, the Company recorded a pre-tax charge of $1.4 million for the payment of the premium associated with the Repurchase and the write off of unamortized deferred financing fees related to the original issuance of the Senior Notes. This charge has been classified, net of the related $0.6 million tax benefit, as an extraordinary loss from the early extinguishment of debt in the Unaudited Consolidated Statement of Operations for the quarter ended October 31, 1995.


Recently Issued Accounting Pronouncements

     On August 1, 1996, the Company adopted Statement of Financial Accounting Standards #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS #121). The adoption of SFAS #121 had no impact on the Company's Unaudited Condensed Consolidated Financial Statements.

     On August 1, 1996, the Company adopted Statement of Financial Accounting Standards #123, "Accounting for Stock-Based Compensation" (SFAS #123). SFAS #123 establishes compensation measurement and recognition alternatives and disclosure requirements for stock-based compensation plans. The Company has elected to continue to use the compensation measurement and recognition principles set forth in Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees" to account for its stock-based compensation plans, an alternative available under SFAS #123. The disclosure requirements of SFAS #123 will be adopted during the Company's preparation of its year-end consolidated financial statements for fiscal 1997.


Liquidity and Capital Resources

Liquidity

     The Company's liquidity needs are primarily for debt service, capital expenditures and working capital. As previously reported, the Company has undertaken a substantial modernization program with respect to its graphite electrode production facilities which is expected to result in approximately $34 million in capital improvements during fiscal 1997 and 1998. The Company believes that its liquidity, capital resources and cash flows from operations will be sufficient to fund all of its liquidity needs through at least the expiration of its revolving credit facility. The deferral of principal payments until 2003 under the Senior Note Indenture significantly reduces the Company's short-term debt service requirements. However, in the event that the Company's cash flows from operations and working capital are not sufficient to fund the Company's expenditures, including the modernization program, and service its indebtedness, the Company would be required to raise additional funds. There can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations.


Cash Flow Information

     Cash flow used for operations for the quarter ended October 31, 1996 was $3.8 million. Cash inflows from net income plus non-cash items of $6.3 million were offset by a $10.1 million net cash outflow due to changes in working capital items, principally an increase in customer accounts receivables of $5.7 million due to increased sales to foreign customers, and interest payments on Senior Notes totaling $4.7 million.

     Investing activities for the quarter ended October 31, 1996 included capital expenditures of $5.2 million and purchases of a short-term investments of $5.0 million.

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

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the Unaudited Condensed Consolidated Balance Sheet as of October 31, 1996. As of October 31, 1996, a $0.5 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
Item 6

                              A. INDEX TO EXHIBITS


Exhibit                                                               Page
-------                                                               ----



11.1     Form of Computation of Earnings per Common Share  ....        16
27.1     Financial Data Schedule (EDGAR Version Only)


                             B. REPORTS ON FORM 8-K

     During the quarter ended October 31, 1996, the Company filed a Current Report on Form 8-K dated September 23, 1996 announcing that Nicholas T. Kaiser would be retiring, for personal reasons, from his positions as Chairman of the Board and Chief Executive Officer of the Company. Mr. Kaiser will remain on as a director of the Company.

Exhibit 11.1

                FORM OF COMPUTATION OF EARNINGS PER COMMON SHARE for the quarters ended October 31, 1996 and 1995
               (in thousands, except share and per share amounts)



                                                                                        Quarter Ended October 31,
                                                                                     --------------------------------
                                                                                          1996             1995
                                                                                     ---------------  ---------------
  1.   Income from continuing operations  .......................................            $3,523           $2,659
  2.   Extraordinary loss on debt repayment  ....................................                 -             (828)
                                                                                     ---------------  ---------------
  3.        Net income  (1 + 2)..................................................            $3,523           $1,831
                                                                                     ---------------  ---------------

  4.   Weighted average shares outstanding  .....................................         8,335,522        6,678,920
  5.   Shares issuable under dilutive
          management stock options   ............................................           441,659        1,466,958
                                                                                     ---------------  ---------------
  6.   Common and common equivalent shares outstanding  (4 + 5)..................         8,777,181        8,145,878
                                                                                     ---------------  ---------------

    Per share information:
        Income from continuing operations  (1 / 6) ..............................            $0.40             $0.33
        Extraordinary loss on debt repayment  (2 / 6)  ..........................                -             (0.11)
                                                                                     ===============   ===============
             Net income  (3 / 6)  ...............................................            $0.40             $0.22
                                                                                     ===============   ===============

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on December 11, 1996.


       Signature                               Title
-----------------------    ---------------------------------------------------

/s/ Nicholas T. Kaiser     Chief Executive Officer (Principal Executive Officer)
-----------------------
  (Nicholas T. Kaiser)


/s/ Stephen D. Weaver      Vice President - Finance and Chief Financial Officer
-----------------------    (Principal Financial Officer)
  (Stephen D. Weaver)


/s/ Jeffrey T. Jones       Controller  (Principal Accounting Officer)
-----------------------
   (Jeffrey T. Jones)