Form 10-Q
period 1997-01-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1997-03-07
CIK 888918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------



                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JANUARY 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on March 7, 1997, there were 8,569,722 shares of the Registrant's $.01 par value common stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q



    ITEM                    DESCRIPTION                                 PAGE
------------   ---------------------------------------------------   ---------

               PART I
     1         Index to Financial Statements .....................           2
     2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..........          11

               PART II
     1         Legal Proceedings .................................          16
     2         Changes in Securities .............................           *
     3         Defaults Upon Senior Securities ...................           *
     4         Submission of Matters to a Vote of Security Holders          16
     5         Other Information .................................           *
     6         Index to Exhibits and Reports on Form 8-K .........          17

               Signatures ........................................          19

                        ------------------

       *  Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



                                                                         PAGE
                                                                      ----------
Condensed Consolidated Balance Sheets
     as of January 31, 1997 and July 31, 1996 ......................         3
Unaudited Consolidated Statements of Operations
     for the Quarters and Six Months Ended January 31, 1997 and 1996         4
Unaudited Consolidated Statement of Stockholders' Equity
     for the Six Months Ended January 31, 1997 .....................         5
Unaudited Consolidated Statements of Cash Flows
     for the Quarters and Six Months Ended January 31, 1997 and 1996         6
Footnotes to Unaudited Condensed Consolidated Financial Statements .         7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of January 31, 1997 and July 31, 1996
                    (in thousands, except share information)



                                                                                    January 31,         July 31,
                                                                                       1997              1996 *
                                                                                  ---------------   ----------------
                                                                                    (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents ................................................           $11,181            $16,586
    Short-term investments  ..................................................            15,543             10,138
    Accounts receivable -- trade, net of allowance for doubtful
       accounts:  $1,970 at January 31 and $1,896 at July 31 ................             51,090             45,392
    Inventories (Note 2) .....................................................            51,607             54,779
    Income taxes receivable ..................................................             2,659              4,228
    Other current assets .....................................................            10,191              9,811
                                                                                  ---------------   ----------------
        Total current assets .................................................           142,271            140,934
Property, plant and equipment, net ...........................................            70,676             65,177
Other assets .................................................................             6,546              6,759
                                                                                  ---------------   ----------------
          Total assets .......................................................          $219,493           $212,870
                                                                                  ===============   ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Interest ...............................................................            $3,922             $3,920
    Other current liabilities ................................................            28,120             32,189
                                                                                  ---------------   ----------------
        Total current liabilities ............................................            32,042             36,109
Long-term debt ...............................................................            81,763             81,763
Other liabilities ............................................................            20,535             20,190
                                                                                  ---------------   ----------------
          Total liabilities ..................................................           134,340            138,062
                                                                                  ---------------   ----------------

Stockholders' equity:
    Common stock, $.01 par value; 18,000,000 shares authorized; shares issued:  9,665,522 at January 31 and 9,397,670 at July 31; shares
       outstanding:  8,545,522 at January 31 and 8,277,670 at July 31 ........                97                 94
    Additional paid-in capital, net of equity issue costs of $1,398 ..........            33,147             30,153
    Retained earnings  .......................................................            56,525             48,381
    Other stockholders' equity items  ........................................            (4,616)            (3,820)
                                                                                  ---------------   ----------------
            Total stockholders' equity .......................................            85,153             74,808
                                                                                  ---------------   ----------------
             Total liabilities and stockholders' equity ......................          $219,493           $212,870
                                                                                  ===============   ================

*        Summarized from audited fiscal 1996 balance sheet.









               The  accompanying  notes are an  integral  part of the  unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the quarters and six months ended January 31, 1997 and 1996
                 (in thousands, except share and per share data)



                                                       Quarter Ended January 31,         Six Months Ended January 31,
                                                     ------------------------------    ---------------------------------
                                                         1997             1996              1997              1996
                                                     -------------    -------------    --------------    ---------------
                                                              (Unaudited)                         (Unaudited)

Net sales  .......................................        $75,081          $64,436          $142,797           $128,312
Operating costs and expenses:
    Cost of goods sold  ..........................         61,827           53,235           117,727            106,452
    Selling, general and administrative  .........          3,407            2,980             7,428              6,149
    Other compensation (Note 5)  .................            647              361               914                886
    Other income (Note 5)  .......................              -               26                 -               (277)
                                                     -------------    -------------    --------------    ---------------
        Operating income  ........................          9,200            7,834            16,728             15,102
Other costs and expenses:
    Interest expense  ............................          2,092            2,230             4,197              4,841
    Special financing expenses (Note 5)...........              -                -                 -                603
                                                     -------------    -------------    --------------    ---------------
        Income before income taxes and
          extraordinary loss  ....................          7,108            5,604            12,531              9,658
Provision for taxes on income (Note 3)  ..........          2,487            1,911             4,387              3,306
                                                     -------------    -------------    --------------    ---------------
        Income from operations  ..................          4,621            3,693             8,144              6,352
Extraordinary loss on early
  extinguishment of debt, net of $737 and
  $1,289 tax benefit for the quarter and six
  months ended, respectively  (Note 5)  ..........               -          (1,105)                 -            (1,933)
                                                     -------------    -------------    --------------    ---------------
            Net income  ..........................         $4,621           $2,588            $8,144             $4,419
                                                     =============    =============    ==============    ===============


Earnings per share information (Note 1):
    Income from operations  ......................          $0.53            $0.43             $0.93              $0.76
    Extraordinary loss on early
      extinguishment of debt  ....................            -              (0.13)              -                (0.23)
                                                     -------------    -------------    --------------    ---------------
            Net income  ..........................          $0.53            $0.30             $0.93              $0.53
                                                     =============    =============    ==============    ===============
    Common and common
      equivalent shares  .........................      8,797,471        8,661,462         8,789,349          8,400,892
                                                     =============    =============    ==============    ===============
















               The  accompanying  notes are an  integral  part of the  unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the six months ended January 31, 1997
                      (in thousands, except share amounts)




                                           Common Stock              Additional
                                    ---------------------------       Paid-In        Retained      Other Stockholders'
                                       Shares         Amount          Capital        Earnings         Equity Items
                                    -------------   -----------    -------------   ------------   --------------------
Balance at July 31,  1996 *......      9,397,670           $94          $30,153        $48,381                ($3,820)

Net income  .....................              -             -                -          8,144                      -
Exercise of stock  options  .....        267,852             3            2,994                                  (836)
Stock option compensation  ......              -             -                -              -                     40
                                    -------------   -----------    -------------   ------------   --------------------

Balance at January 31,
  1997 (Unaudited)  .............      9,665,522           $97          $33,147        $56,525                ($4,616)
                                    =============   ===========    =============   ============   ====================


* Summarized from audited fiscal year 1996 statement of stockholders' equity.


































               The  accompanying  notes are an  integral  part of the  unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and six months ended January 31, 1997 and 1996
                                 (in thousands)



                                                              Quarter Ended January 31,        Six Months Ended January 31,
                                                             ---------------------------     --------------------------------
                                                                 1997           1996              1997             1996
                                                             ------------   ------------     --------------   ---------------
                                                                     (Unaudited)                       (Unaudited)

Net income  ..............................................        $4,621         $2,588             $8,144            $4,419
Adjustments for noncash transactions:
  Depreciation and amortization  .........................         2,617          2,133              5,119             4,198
  Amortization of debt issuance costs  ...................            87            103                172               247
  Amortization of intangible assets  .....................            79             79                161               161
  Deferred revenue ......................................            (33)           (33)               (67)              (67)
  Stock option compensation  .............................            20             21                 40                45
  Adjustments to deferred taxes  .........................          (681)             -               (610)              597
  Provision for loss - accounts receivable  ..............            30             30                 60                60
  Extraordinary loss on early extinguishment of debt  ....             -          1,842                  -             3,222
Increase (decrease) in cash from changes in:
  Accounts receivable  ...................................           (94)        (1,503)            (5,758)              925
  Inventories  ...........................................         4,108           (196)             3,172              (221)
  Income taxes  ..........................................             3          1,142              1,569            (1,853)
  Other current assets  ..................................         2,515            772              1,819             1,830
  Accounts payable and accrued expenses  .................           919          1,329             (3,392)           (4,848)
  Net change in other non-current
     assets and liabilities ..............................           342            (46)               314            (2,047)
                                                             ------------   ------------     --------------   ---------------
      Net cash provided by operations  ...................        14,533          8,261             10,743             6,668
                                                             ------------   ------------     --------------   ---------------

Investing activities:
  Capital expenditures  ..................................        (5,793)        (3,975)           (10,974)           (7,201)
  Purchase of short-term investments, net  ...............          (409)             -             (5,409)           (5,353)
                                                             ------------   ------------     --------------   ---------------
      Net cash provided by
        (used for) investing activities  .................        (6,202)        (3,975)           (16,383)          (12,554)
                                                             ------------   ------------     --------------   ---------------

Financing activities:
  Repurchase of senior notes,
    including premium of $1,273 and $2,300 for the
    quarter and six months ended, respectively  ..........             -        (14,624)                 -          (27,051)
  Issuance of Common Stock,
     net of equity issue costs of $990  ..................             -              -                  -           11,106
  Proceeds from exercise of stock options  ...............           200              -                235              643
                                                             ------------   ------------     --------------   ---------------
         Net cash used for financing activities  .........           200        (14,624)               235          (15,302)
                                                             ------------   ------------     --------------   ---------------


Net change in cash and cash equivalents  .................         8,531        (10,338)            (5,405)         (21,188)
Cash and cash equivalents, beginning of period  ..........         2,650         31,806             16,586           42,656
                                                             ------------   ------------     --------------   ---------------
Cash and cash equivalents, end of period  ................       $11,181        $21,468            $11,181          $21,468
                                                             ============   ============     ==============   ===============








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

     In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. Net income for the six months ended January 31, 1997 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis which follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


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

     On August 1, 1996, the Company adopted Statement of Financial Accounting Standards #123, "Accounting for Stock-Based Compensation" (SFAS #123). SFAS #123 establishes compensation measurement and recognition alternatives and disclosure requirements for stock-based compensation plans. The Company has elected to continue to use the compensation measurement and recognition principles set forth in Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees" to account for its stock-based compensation plans, an alternative available under SFAS #123. The disclosure requirements of SFAS #123 will be adopted during the Company's preparation of its year-end consolidated financial statements for fiscal 1997.
                                        7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

2.       Inventories:

         Inventories consisted of the following (in thousands):


                                        January 31,        July 31,
                                            1997             1996
                                        ------------    ---------------

Finished goods  ...................         $11,735            $11,986
Work in process  ..................          31,365             29,880
Raw materials  ....................           5,878              9,132
                                        ------------    ---------------
                                             48,978             50,998
LIFO reserve  .....................          (8,131)            (6,602)
                                        ------------    ---------------
                                             40,847             44,396
Supplies  .........................          10,760             10,383
                                        ------------    ---------------
                                            $51,607            $54,779
                                        ============    ===============

     During the quarter ended January 31, 1996, the Company received a $1.0 million favorable settlement from a utility rate dispute with one of its electric power suppliers. The $1.0 million payment received has been reflected as a reduction to cost of goods sold for the quarter and six months ended January 31, 1996.


3.       Income Taxes:

     The provision for income taxes for the quarters and six months ended January 31, 1997 and 1996 are summarized by the following effective tax rate reconciliations:



                                                              Quarter Ended                          Six Months Ended
                                                               January 31,                             January 31,
                                                     --------------------------------       ----------------------------------
                                                         1997               1996                1997                1996
                                                     -------------      -------------       -------------      ---------------
Federal statutory tax rate  ...................            35.0%              35.0%               35.0%                35.0%
Effect of:
     State taxes, net of federal benefit  .....             1.8                2.2                 1.8                  2.2
     Foreign sales corporation benefit  .......            (2.8)              (1.3)               (2.8)                (1.3)
     Other  ...................................             1.0               (1.8)                1.0                 (1.7)
                                                     -------------      -------------       -------------      ---------------
       Effective tax rate  ....................            35.0%              34.1%               35.0%                34.2%
                                                     =============      =============       =============      ===============

     The income tax provisions for the quarter and six months ended January 31, 1997 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1997.

     All federal tax returns prior to fiscal 1995 have been settled with the Internal Revenue Service. Management does not believe that the settlement of its open tax years will have a material adverse effect on the Company's future operating results.


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

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the unaudited condensed consolidated balance sheet as of January 31, 1997. As of January 31, 1997, a $0.6 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.       Other Items:

Other Compensation

     Other compensation for the quarter and six months ended January 31, 1997 included $0.6 million and $0.8 million, respectively, in charges accrued for the Company's incentive bonus plan. Other compensation for the six months ended January 31, 1996 includes a $0.3 million non-cash charge for the revaluation of the Company's outstanding performance unit plan in connection with the Company's initial public offering of its Common Stock. The revaluation resulted from the increase in the fair market value of the Company's Common Stock resulting from the offering. Other compensation for the six months ended January 31, 1996 also includes a $0.5 million charge for the vesting of benefits paid under the performance unit plan at the close of fiscal 1996.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

Other Income

     In October 1994, the Company formally entered into a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in the People's Republic of China. Revenue related to the contract is recognized as services are performed for the process-design-expertise portion of the contract, and using a percentage-of-contract-completed approach for the training services stage of the contract. Other income for the quarter and six months ended January 31, 1996 represents revenues earned under the process-design-expertise portion of the contract, less applicable expenses. Total revenues under the contract were expected to be approximately $5.2 million, $4.1 million of which has been recognized as of January 31, 1997. At this time, the project has been delayed by the Chinese Government and management cannot determine whether or not the balance of the revenue expected under the contract will be realized.


Special Financing Expenses

     Special financing expenses for the six months ended January 31, 1996 represent accounting, legal, printing and other fees related to the Company's initial public offering of its Common Stock.


Extraordinary Loss on Early Extinguishment of Debt

     During the quarter ended January 31, 1996, the Company completed the redemption of $9.0 million in aggregate principal amount of 11.5% Senior Notes due 2003 (the Senior Notes) for 110% of par plus accrued and unpaid interest (the Redemption). The Redemption was initiated pursuant to the Senior Note Indenture which permits the redemption of a limited amount of Senior Notes with proceeds obtained from the Company's initial offering of its Common Stock. The Redemption resulted in a $9.0 million reduction in long-term debt and a $0.8 net extraordinary charge recorded during the quarter ended January 31, 1996 for the payment of the 10% premium associated with the Redemption and the write off of deferred financing fees related to the original issuance of the Senior Notes.

     During the six months ended January 31, 1996, the Company repurchased $15.8 million in aggregate principal amount of Senior Notes in two open market transactions (together, the Repurchase). The Repurchase resulted in a $15.8 million reduction in long-term debt and a $1.1 million net extraordinary charge during the six months ended January 31, 1996 for the payment of the premiums associated with the Repurchase and the write off of unamortized deferred financing fees related to the original issuance of the Senior Notes.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain financial information for the quarters and six months ended January 31, 1997 and 1996 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:


                                                         Quarter Ended                    Six Months Ended
                                                          January 31,                        January 31,
                                                  ----------------------------    ---------------------------------
                                                      1997            1996             1997              1996
                                                  ------------    ------------    --------------    ---------------
                                                          (Unaudited)                        (Unaudited)

Net sales:
    Graphite electrode products  ..............        $54,960         $44,072          $103,273            $87,361
    Calcium carbide products  .................         20,121          20,364            39,524             40,951
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................        $75,081         $64,436          $142,797           $128,312
                                                  ============    ============    ==============    ===============

Percentage of net sales:
    Graphite electrode products  ..............           73.2%           68.4%             72.3%              68.1%
    Calcium carbide products  .................           26.8            31.6              27.7               31.9
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................          100.0%          100.0%            100.0%             100.0%
                                                  ============    ============    ==============    ===============

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ..............           18.6%           14.0%             18.7%              15.0%
    Calcium carbide products  .................           14.9            24.6              14.5               21.4

Percentage of total net sales:
    Total gross profit  .......................           17.7%           17.4%             17.6%              17.0%
    Selling, general and administrative  ......            4.5             4.6               5.2                4.8
    Operating income  .........................           12.3            12.2              11.7               11.8
    Income from continuing operations .........            6.2             5.7               5.7                5.0

                               ------------------


     Net sales for the quarter ended January 31, 1997 were $75.1 million versus $64.4 million in the prior year comparable quarter, a 16.5% increase. Graphite electrode product sales increased 24.7% over the prior year to $55.0 million, while calcium carbide product sales remained relatively unchanged at $20.1 million. Net sales for the six months ended January 31, 1997 were $142.8 million versus $128.3 million in the prior year comparable period, an 11.3% increase. Graphite electrode product sales increased 18.2% over the prior year to $103.3 million, while calcium carbide product sales decreased 3.5% to $39.5 million.

     Within the graphite electrode products segment, graphite electrode net sales for the quarter ended January 31, 1997 were $38.5 million, a 10.4% increase over the prior year comparable quarter as a result of a 3.5% increase in shipments and a 7.1% increase in the average net sales price of graphite electrodes. A customer "buy ahead" occurred in both periods, which contributed to higher shipments in both the current and prior year quarters. However, the effects of the "buy ahead" in the quarter ended January 31, 1997 were greater, as domestic customers increased purchasing volume ahead of a 9.1% increase in the gross domestic electrode price which became effective after February 1, 1997. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended January 31, 1997 were 52.2% and 47.8%, respectively, essentially unchanged from a year ago. The majority of foreign electrode sales are denominated in foreign currencies. Needle coke sales for the quarter ended January 31, 1997 were $7.0 million, versus $3.2 million in the prior year comparable quarter. Needle coke sales were up substantially over last year's second quarter due primarily to increased production at the Company's needle coke production facility. Also, last year's second quarter needle coke sales were unusually low due to the timing of shipments. The Company estimates that as a result of capital expenditures during fiscal 1997, its current effective capacity of this facility is 130,000 tons of needle coke, up 15% over previous levels. In addition, the net price for needle coke was 16.6% higher during the current quarter. Graphite specialty product sales for the quarter ended January 31, 1997 totaled $9.4 million, versus $6.0 million a year ago. Included in graphite specialty product sales for the current quarter were $5.1 million of sales of large graphite rods and plates and other processing sales to SGL Carbon Corporation (SGL Corp.) at cost under a supply agreement which began in January 1995 and has a maximum term of three years (the SGL Supply Agreement). Sales to SGL Corp. in the quarter ended January 31, 1996 were $3.5 million. Graphite specialty product sales were higher in the current quarter due to increased shipments.

     For the six months ended January 31, 1997, graphite electrode sales were $73.7 million, a 9.0% increase over the prior year comparable period as a result of a 2.3% increase in shipments and a 6.4% increase in the average net sales price of graphite electrodes. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the six months ended January 31, 1997 were 50.5% and 49.5%, respectively, versus 48.6% and 51.4%, respectively, in the 1996 comparable period. Needle coke sales for the six months ended January 31, 1997 were $12.1 million, versus $7.4 million in the prior year comparable period. The increase in needle coke sales was due primarily to increased production of needle coke and a 16.6% higher net sales price. Graphite specialty product sales for the six months ended January 31, 1997 were $17.4 million, including $9.1 million to SGL Corp., versus $12.3 million, including $7.4 million to SGL Corp., in the prior year comparable period.

     Within the calcium carbide product segment, pipeline acetylene sales for the quarter ended January 31, 1997 were $7.0 million versus $7.5 million in the prior year comparable quarter, a 7.5% decrease. The decrease in pipeline acetylene sales was due to an 8.3% decrease in shipments during the current quarter as a result of lower product demand by DuPont, a significant acetylene customer. Desulfurization sales of $6.5 million represented an 8.1% increase over a year ago, as shipments increased 4.7% and prices increased 3.4%. Other sales product categories totaling $6.6 million were relatively unchanged from the prior year comparable quarter. For the six months ended January 31, 1997, pipeline acetylene sales were $13.3 million versus $14.9 million for the comparable period a year ago, a 10.7% decrease on 12.0% lower shipments. All other calcium carbide product sales for the six months ended January 31, 1997 totaled $26.2 million, essentially unchanged from a year ago.

     Gross profit as a percentage of graphite electrode product sales for the quarter ended January 31, 1997 was 18.6% versus 14.0% in the prior year comparable quarter. Gross profit as a percentage of graphite electrode product sales for the six months ended January 31, 1996 was 18.7% versus 15.0% in the prior year comparable period. The increase in the gross margins resulted from increased shipments and selling prices for both graphite electrodes and needle coke, as well as increased needle coke production during the current fiscal year. Partially offsetting were the negative effects of increased feedstock costs at the Seadrift needle coke facilities, which were 18.2% and 23.2% higher during the quarter and six months ended January 31, 1997, respectively.

     Gross profit as a percentage of calcium carbide product sales for the quarter ended January 31, 1997 was 14.9%, versus 24.6% in the prior year comparable quarter. Gross profit as a percentage of calcium carbide product sales for the six months ended January 31, 1997 was 14.5% versus 21.4% in the prior year comparable period. During the prior year second quarter, the Company received a $1 million favorable settlement from a utility rate dispute with one of its electric power suppliers. The $1 million payment received was reflected as a reduction to cost of goods sold for the quarter and six months ended January 31, 1996. Exclusive of this settlement, gross profit as a percentage of calcium carbide product sales for the quarter and six months ended January 31, 1996 were 19.5% and 18.9%, respectively. The decrease in the calcium carbide gross margin was due to lower shipments of pipeline acetylene and lower production during the quarter ended January 31, 1997.

     Selling, general and administrative expenditures for the quarter ended January 31, 1997 were $3.4 million versus $3.0 million in the comparable 1996 quarter. Selling, general and administrative expenditures for the six months ended January 31, 1997 were $7.4 million versus $6.1 million in the comparable 1996 period. The increases were primarily the result of the settlement of a lawsuit in the fiscal 1997 first quarter and costs associated with the search for a new chief executive officer for the Company.

     Other compensation for the quarter and six months ended January 31, 1997 included $0.2 million and $0.8 million, respectively, in charges associated with the Company's incentive bonus plan. Other compensation for the quarter and six months ended January 31, 1996 included $0.3 million and $0.8 million, respectively, in benefits associated with the Company's performance unit plan which were paid at the close of fiscal 1996.

     In October 1994, the Company formally entered into a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in the People's Republic of China. Revenue related to the contract is recognized as services are performed for the process-design-expertise portion of the contract, and using a percentage-of-contract-completed approach for the training services stage of the contract. Other income for the quarter and six months ended January 31, 1996 represents revenues earned under the process-design-expertise portion of the contract, less applicable expenses. Total revenues under the contract were expected to be approximately $5.2 million, $4.1 million of which has been recognized as of January 31, 1997. At this time, the project has been delayed by the Chinese Government and management cannot determine whether or not the balance of the revenue expected under the contract will be realized.

     Special financing expenses for the six months ended January 31, 1996 represents the charge for accounting, legal, printing and other fees incurred in connection with the Company's initial public offering of its Common Stock.

     Net interest expense for the quarter ended January 31, 1997 was $2.1 million and included $2.5 million of interest expense associated with the Senior Notes, less $0.4 million in interest income associated with the Company's cash equivalents and short-term investments. Net interest expense for the six months ended January 31, 1997 was $4.2 million, including $4.7 million of interest expense associated with the Senior Notes, less $0.7 million of interest income. The average outstanding balance of Senior Notes during the current quarter and six- month period was $81.8 million. Net interest expense for the quarter ended January 31, 1996 was $2.2 million and included $2.6 million of interest expense associated with the Senior Notes, less $0.4 million in interest income. The average outstanding balance of Senior Notes during the fiscal 1996 second quarter was approximately $89 million. Net interest expense for the six months ended January 31, 1996 was $4.8 million, including $5.6 million of interest expense associated with the Senior Notes, less $1.1 million of interest income. The average outstanding balance of Senior Notes during the six months ended January 31, 1996 was approximately $96 million.

     The income tax provisions for the quarter and six months ended January 31, 1997 were based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1997. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more details on the Company's effective tax rate.

     The extraordinary loss from the early extinguishment of debt recorded during the quarter and six months ended January 31, 1996 represent charges associated with the Repurchase and the Redemption for the payment of premiums and the write-off of unamortized deferred financing fees related to the original issuance of the Senior Notes.


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


Liquidity and Capital Resources

Liquidity

     The Company's liquidity needs are primarily for debt service, capital expenditures and working capital. As previously reported, the Company has undertaken a substantial modernization program with respect to its graphite electrode production facilities which is expected to result in approximately $34 million in facility improvements during fiscal 1997 and 1998. One of the projects under the modernization program will be financed through a seven year operating lease up to $8.0 million. The Company believes that its liquidity, capital resources and cash flows from operations will be sufficient to fund all of its liquidity needs through at least the expiration of its revolving credit facility. The deferral of principal payments until 2003 under the Senior Note Indenture significantly reduces the Company's short-term debt service requirements. However, in the event that the Company's cash flows from operations and working capital are not sufficient to fund the Company's expenditures (including cash needs for the modernization program) and service its indebtedness, the Company would be required to raise additional funds. There can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations.

     As of January 31, 1997, the Company had cash, cash equivalents and short-term investments of $26.7 million and had approximately $19 million of availability under its revolving credit facility. As of January 31, 1997, no borrowings were outstanding under the revolving credit facility; however, approximately $6.0 million of letters of credit were outstanding.


Cash Flow Information

     Operating activities: Cash flow provided by operations for the quarter ended January 31, 1997 was $14.5 million, including $6.7 million of cash inflows from net income plus non-cash items, and $7.8 million of net cash inflows from changes in working capital items, including $4.1 million from reductions in inventory.

Cash flow provided by operations for the six months ended January 31, 1997 was $10.7 million. Cash inflows from net income plus non-cash items of $13.0 million were partially offset by a $2.3 million net cash outflow due to changes in working capital items. Significant working capital cash flows during the six months ended January 31, 1997 included a $5.8 million net cash outflow resulting from increases in customer accounts receivable, partially offset by $3.2 million in net cash inflows generated from reductions in inventory.

     Investing activities: Investing activities for the quarter and six months ended January 31, 1997 included $5.8 million and $11.0 million, respectively, in capital expenditures. Also, investing activities during the six months ended January 31,1997 included a $5.4 million net cash outflow from the purchase of short-term investments. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures, including its modernization program. The Company believes that its current cash reserves, future cash flow provided by operations and borrowings under its revolving credit facility will be adequate to fund its currently planned investing needs in the future.

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

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the unaudited condensed consolidated balance sheet as of January 31, 1997. As of January 31, 1997, a $0.6 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 3, 1996, the Company held its Annual Meeting of Stockholders in Pittsburgh, PA. (the Meeting). At the Meeting, Mr. Ronald N. Clawson and Mr. Walter B. Fowler were re-elected to the Company's Board of Directors for terms each expiring at the Annual Meeting of Stockholders in 1999. In addition to Messrs. Clawson and Fowler, Mr. Nicholas T. Kaiser, Mr. James G. Baldwin, Mr. James R. Ball, Mr. Paul F. Balser, Mr. Robert M. Howe and Mr. Ronald B. Kalich constitute the Company's Board of Directors. Also at the Meeting, Coopers & Lybrand L.L.P. were ratified as the Company's independent accountants for its fiscal year ending July 31, 1997. Total shares issued and outstanding as of October 28, 1996, the date of record for the Meeting, were 8,355,522. Tabulations of votes cast were as follows:


For Board of Directors                  For                 Withheld Authority
--------------------------   -----------------      ---------------------------
Ronald N. Clawson                   6,150,053                           14,999
Walter B. Fowler                    6,162,553                            2,499


For Coopers & Lybrand L.L.P.
---------------------------------------
For                         6,159,476
Against                         1,456
Abstain                         4,120

     There were no broker non-votes for any elections held at the Meeting.

PART II
Item 6

                              A. INDEX TO EXHIBITS


  Exhibit                                                                Page
-----------                                                             -------

   11.1    Form of Computation of Earnings per Common Share  ........      18


                             B. REPORTS ON FORM 8-K

         None.

Exhibit 11.1

                FORM OF COMPUTATION OF EARNINGS PER COMMON SHARE for the quarters and six months ended January 31, 1997 and 1996
               (in thousands, except share and per share amounts)



                                                   Quarter Ended January 31,        Six Months Ended January 31,
                                                 -----------------------------    ---------------------------------
                                                     1997            1996              1997              1996
                                                 -------------   -------------    --------------    ---------------

1.  Income from operations  .................          $4,621          $3,693            $8,144             $6,352
2.  Extraordinary loss on early
       extinguishment of debt   .............               -          (1,105)                -             (1,933)
                                                 -------------   -------------    --------------    ---------------
3.       Net income  (1 + 2).................          $4,621          $2,588            $8,144             $4,419
                                                 =============   =============    ==============    ===============

4.  Weighted average
       shares outstanding  ..................       8,493,855       7,390,738         8,414,689          7,030,918
5.  Shares issuable under dilutive
       management stock options and
       performance units  ...................         303,616       1,270,724           374,660          1,369,974
                                                 -------------   -------------    --------------    ---------------
6.  Common and common equivalent
       shares outstanding  (4 + 5)...........       8,797,471       8,661,462         8,789,349          8,400,892
                                                 =============   =============    ==============    ===============


Per share information:
     Income from operations
        (1 / 6)..............................          $0.53           $0.43             $0.93              $0.76
     Extraordinary loss on debt repayment
        (2 / 6)..............................           -              (0.13)             -                 (0.23)
                                                 -------------   -------------    --------------    ---------------
          Net income  (3 / 6)................          $0.53           $0.30             $0.93              $0.53
                                                 =============   =============    ==============    ===============


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on March 7, 1997.



         Signature                                         Title
--------------------------------------  ---------------------------------------



  /s/ Nicholas T. Kaiser                    Chief Executive Officer
-------------------------------------       (Principal Executive Officer)
    (Nicholas T. Kaiser)


  /s/ Stephen D. Weaver                     Vice President - Finance and
-------------------------------------       Chief Financial Officer
    (Stephen D. Weaver)                     (Principal Financial Officer)


  /s/ Jeffrey T. Jones                      Controller
-------------------------------------       (Principal Accounting Officer)
    (Jeffrey T. Jones)