Form 10-Q
period 1997-04-30
CARBIDE GRAPHITE GROUP INC /DE/
filed 1997-06-16
CIK 888918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------



                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED APRIL 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on June 13, 1997, there were 8,632,272 shares of the Registrant's $.01 par value common stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q



    ITEM                     DESCRIPTION                                 PAGE
------------   ---------------------------------------------------     --------

               PART I
     1         Index to Financial Statements .....................           2
     2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..........          12

               PART II
     1         Legal Proceedings .................................          17
     2         Changes in Securities .............................           *
     3         Defaults Upon Senior Securities ...................           *
     4         Submission of Matters to a Vote of Security Holders           *
     5         Other Information .................................           *
     6         Index to Exhibits and Reports on Form 8-K .........          18

               Signatures ........................................          20

                               ------------------

     *     Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



                                                                           PAGE
                                                                          ------

Condensed Consolidated Balance Sheets
     as of April 30, 1997 and July 31, 1996 ............................      3
Unaudited Consolidated Statements of Operations
     for the Quarters and Nine Months Ended April 30, 1997 and 1996 ....      4
Unaudited Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended April 30, 1997 ..........................      5
Unaudited Consolidated Statements of Cash Flows
     for the Quarters and Nine Months Ended April 30, 1997 and 1996 ....      6
Footnotes to Unaudited Condensed Consolidated Financial Statements .....      7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of April 30, 1997 and July 31, 1996
                    (in thousands, except share information)



                                                                                     April 30,          July 31,
                                                                                       1997              1996 *
                                                                                  ---------------   ----------------
                                                                                    (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents ................................................             $9,073            $16,586
    Short-term investments  ..................................................             15,687             10,138
    Accounts receivable -- trade, net of allowance for doubtful
       accounts:  $2,000 at April 30 and $1,896 at July 31 ...................             49,370             45,392
    Inventories (Note 2) .....................................................             55,857             54,779
    Income taxes receivable ..................................................              3,676              4,228
    Other current assets .....................................................             11,484              9,811
                                                                                  ---------------   ----------------
        Total current assets .................................................            145,147            140,934
Property, plant and equipment, net ...........................................             76,249             65,177
Other assets .................................................................              6,439              6,759
                                                                                  ---------------   ----------------
          Total assets .......................................................           $227,835           $212,870
                                                                                  ===============   ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Interest ...............................................................             $1,571             $3,920
    Other current liabilities ................................................             33,120             32,189
                                                                                  ---------------   ----------------
        Total current liabilities ............................................             34,691             36,109
Long-term debt ...............................................................             81,763             81,763
Other liabilities ............................................................             20,720             20,190
                                                                                  ---------------   ----------------
          Total liabilities ..................................................            137,174            138,062
                                                                                  ---------------   ----------------

Stockholders' equity:
    Common stock, $.01 par value; 18,000,000 shares authorized; shares issued:  9,752,272 at April 30 and 9,397,670 at July 31; shares
       outstanding:  8,632,272 at April 30 and 8,277,670 at July 31 ..........                 97                 94
    Additional paid-in capital, net of equity issue costs of $1,398 ..........             34,101             30,153
    Retained earnings  .......................................................             61,273             48,381
    Other stockholders' equity items  ........................................             (4,810)            (3,820)
                                                                                  ---------------   ----------------
            Total stockholders' equity .......................................             90,661             74,808
                                                                                  ---------------   ----------------
             Total stockholders' equity ......................................           $227,835           $212,870
                                                                                  ===============   ================

*        Summarized from audited fiscal 1996 balance sheet.









The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the quarters and nine months ended April 30, 1997 and 1996
                 (in thousands, except share and per share data)

                                                           Quarter Ended April 30,           Nine Months Ended April 30,
                                                        ------------------------------    ---------------------------------
                                                             1997            1996              1997              1996
                                                        --------------   -------------    ---------------   ---------------
                                                                 (Unaudited)                         (Unaudited)


Net sales  ..........................................          $74,923         $65,174           $217,720          $193,486
Operating costs and expenses:
    Cost of goods sold  .............................           60,644          53,478            178,371           159,930
    Selling, general and administrative  ............            3,417           3,119             10,845             9,268
    Early retirement/severance charge (Note 5).......            1,100               -              1,100                 -
    Other compensation (Note 5)  ....................              318             588              1,232             1,474
    Other income (Note 5)  ..........................                -              24                  -              (253)
                                                        --------------   -------------    ---------------   ---------------
        Operating income  ...........................            9,444           7,965             26,172            23,067
Other costs and expenses:
    Interest expense, net  ..........................            1,902           2,148              6,099             6,989
    Special financing expenses (Note 5)..............                -             286                  -               889
                                                        --------------   -------------    ---------------   ---------------
        Income before income taxes and
          extraordinary loss  .......................            7,542           5,531             20,073            15,189
Provision for taxes on income (Note 3)  .............            2,794           1,551              7,181             4,857
                                                        --------------   -------------    ---------------   ---------------
        Income from operations  .....................            4,748           3,980             12,892            10,332
Extraordinary loss on early
  extinguishment of debt, net of $45 and
  $1,334 tax benefit for the quarter and nine
  months ended, respectively  (Note 5)  .............                -             (67)                 -           (2,000)
                                                        --------------   -------------    ---------------   ---------------
            Net income  .............................           $4,748          $3,913            $12,892            $8,332
                                                        ==============   =============    ===============   ===============


Earnings per share information (Note 1):
    Income from operations  .........................            $0.54           $0.46              $1.46             $1.22
    Extraordinary loss on early
      extinguishment of debt  .......................                -           (0.01)                 -             (0.24)
                                                        --------------   -------------    ---------------   ---------------
            Net income  .............................            $0.54           $0.45              $1.46             $0.98
                                                        ==============   =============    ===============   ===============
    Common and common
       equivalent shares  ...........................        8,824,924       8,699,653          8,806,969         8,496,116
                                                        ==============   =============    ===============   ===============





The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the nine months ended April 30, 1997
                      (in thousands, except share amounts)





                                           Common Stock              Additional
                                    ---------------------------       Paid-In        Retained     Other Stockholders'
                                       Shares         Amount          Capital        Earnings         Equity Items
                                    -------------   -----------    -------------   ------------   --------------------

Balance at July 31,  1996 *......       9,397,670           $94          $30,153        $48,381                ($3,820)

Net income  .....................               -             -                -         12,892                      -
Exercise of stock options  ......         354,602             3            3,948              -                 (1,037)
Stock option compensation  ......               -             -                -              -                     47
                                    -------------   -----------    -------------   ------------   --------------------

Balance at April 30,
  1997 (Unaudited)  .............       9,752,272           $97          $34,101        $61,273                ($4,810)
                                    =============   ===========    =============   ============   ====================

------------------

* Summarized from audited fiscal year 1996 statement of stockholders' equity.


































The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and nine months ended April 30, 1997 and 1996
                                 (in thousands)



                                                               Quarter Ended April 30,         Nine Months Ended April 30,
                                                             ---------------------------     --------------------------------
                                                                 1997           1996              1997             1996
                                                             ------------   ------------     --------------   ---------------
                                                                     (Unaudited)                       (Unaudited)


Net income  ..............................................         $4,748         $3,913            $12,892            $8,332
Adjustments for noncash transactions:
  Depreciation and amortization  .........................          2,712          2,255              7,831             6,453
  Amortization of debt issuance costs  ...................             85             89                257               336
  Amortization of intangible assets  .....................             79             78                240               239
  Deferred revenue .......................................            (34)           (34)              (101)             (101)
  Stock option compensation  .............................              7             21                 47                66
  Adjustments to deferred taxes  .........................             80            453               (530)            1,050
  Provision for loss - accounts receivable  ..............             30             30                 90                90
  Extraordinary loss on early extinguishment of debt  ....              -            112                  -             3,334
Increase (decrease) in cash from changes in:
  Accounts receivable  ...................................          1,690          1,353             (4,068)            2,278
  Inventories  ...........................................         (4,250)        (1,364)            (1,078)           (1,585)
  Income taxes  ..........................................         (1,017)        (1,756)               552            (3,609)
  Other current assets  ..................................           (803)         2,486              1,016             4,316
  Accounts payable and accrued expenses  .................          2,649         (1,747)              (743)           (6,595)
  Net change in other non-current
     assets and liabilities ..............................            133            176                447            (1,871)
                                                             ------------   ------------     --------------   ---------------
      Net cash provided by operations  ...................          6,109          6,065             16,852            12,733
                                                             ------------   ------------     --------------   ---------------

Investing activities:
  Capital expenditures  ..................................         (8,336)        (4,003)           (19,310)          (11,204)
  Proceeds from sale (purchases) of short-term
     investments, net  ...................................              -          5,353             (5,409)                -
                                                             ------------   ------------     --------------   ---------------
      Net cash provided by (used for) investing activities         (8,336)         1,350            (24,719)          (11,204)
                                                             ------------   ------------     --------------   ---------------

Financing activities:
  Repurchase of Senior Notes,
    including premium of $86 and $2,386 for the
    quarter and nine months ended, respectively  .........              -         (1,047)                 -           (28,098)
  Issuance of Common Stock,
     net of equity issue costs of $990  ..................              -              -                  -            11,106
  Proceeds from exercise of stock options  ...............            119            846                354             1,489
                                                             ------------   ------------     --------------   ---------------
      Net cash provided by (used for) financing activities            119           (201)               354           (15,503)
                                                             ------------   ------------     --------------   ---------------


Net change in cash and cash equivalents  .................         (2,108)         7,214             (7,513)          (13,974)
Cash and cash equivalents, beginning of period  ..........         11,181         21,468             16,586            42,656
                                                             ------------   ------------     --------------   ---------------
Cash and cash equivalents, end of period  ................         $9,073        $28,682             $9,073           $28,682
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

     In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. Net income for the nine months ended April 30, 1997 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis which follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


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

     In February 1997, the Financial Accounting Standards Board issued SFAS #128, "Earnings per Share" (SFAS #128). The Company will be required to adopt SFAS #128 for its fiscal year ending July 31, 1998. SFAS #128 requires the presentation of basic and diluted earnings per share. Basic earnings per share will be

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

computed utilizing only the weighted average common shares outstanding during the relevant period. As a result, basic earnings per share will be materially higher than primary earnings per share for certain periods restated in connection with the implementation of SFAS #128. Diluted earnings per share will be computed utilizing both the weighted average shares and common stock equivalents outstanding. Diluted earnings per share will not differ materially from either primary or fully diluted earnings per share amounts previously disclosed.


2.       Inventories:

         Inventories consisted of the following (in thousands):


                                                April 30,         July 31,
                                                   1997             1996
                                               ------------    ---------------

Finished goods  ...........................         $13,104            $11,986
Work in process  ..........................          30,936             29,880
Raw materials  ............................          10,033              9,132
                                               ------------    ---------------
                                                     54,073             50,998
LIFO reserve  .............................          (8,884)            (6,602)
                                               ------------    ---------------
                                                     45,189             44,396
Supplies  .................................          10,668             10,383
                                               ------------    ---------------
                                                    $55,857            $54,779
                                               ============    ===============

     During the quarter ended January 31, 1996, the Company received a $1.0 million favorable settlement from a utility rate dispute with one of its electric power suppliers. The $1.0 million payment received has been reflected as a reduction to cost of goods sold for the nine months ended April 30, 1996.


3.       Income Taxes:

     The provision for income taxes for the quarters and nine months ended April
30,  1997  and  1996  are  summarized  by  the  following   effective  tax  rate
reconciliations:




                                                              Quarter Ended                         Nine Months Ended
                                                                April 30,                               April 30,
                                                     --------------------------------       ----------------------------------
                                                         1997               1996                1997                1996
                                                     -------------      -------------       -------------      ---------------

Federal statutory tax rate  ...................             35.0%              35.0%               35.0%                35.0%
Effect of:
     State taxes, net of federal benefit  .....              1.8                2.2                 1.8                  2.2
     Foreign sales corporation benefit  .......             (2.8)              (1.3)               (2.8)                (1.3)
     Prior year adjustments  ..................              1.7               (7.2)                0.6                 (3.8)
     Other  ...................................              1.3               (0.7)                1.2                 (0.1)
                                                     -------------      -------------       -------------      ---------------
       Effective tax rate  ....................             37.0%              28.0%               35.8%                32.0%
                                                     =============      =============       =============      ===============


     The income tax provisions for the quarter and nine months ended April 30, 1997 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1997. The effect of prior year adjustments during the quarter and nine months ended April 30, 1996 is principally a $0.4 million fiscal 1995 tax benefit from the Company's foreign sales corporation.

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


4.       Contingencies:

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Antitrust Division of the United States Department of Justice (the DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosection with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers. As far as the Company is aware, the DOJ has not made a finding that any person or company violated the law with respect to the subject matter of the Grand Jury proceeding. No provision for any liability related to such matters has been made in the unaudited condensed consolidated financial statements.

     In June 1997, Erie Forge and Steel, Inc. filed a purported class action suit in the United States District Court for the Western District of Pennsylvania, Erie Division, asserting claims on behalf of purchasers for violations of the Sherman Antitrust Act. The action, which was filed against the Company, UCAR International, Inc. and SGL Carbon Corporation, seeks treble damages. The Company intends to vigorously defend against this action. No provision for any liability related to such matter has been made in the unaudited condensed consolidated financial statements.

     The Company has investigated the regulatory requirements related to closing a pond located at its Louisville, KY facility which was used to store non-hazardous production waste. In November 1993, the Company contacted the Kentucky Department of Environmental Protection (the Agency) and informed the Agency that based on the Company's investigations of the historical facts related to the pond, the Company does not believe that any further remedial actions are required. The Agency has not yet responded to the Company's findings.

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

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the unaudited condensed consolidated balance sheet as of April 30, 1997. As of April 30, 1997, a $0.6 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.       Other Items:

Other Compensation

     Other compensation for the quarter and nine months ended April 30, 1997 included $0.3 million and $1.0 million, respectively, in charges accrued for the Company's incentive bonus plan. Other compensation for the quarter and nine months ended April 30, 1996 included $0.3 million and $0.8 million, respectively, in charges for the vesting of benefits paid under the Company's performance unit plan at the close of fiscal 1996.

Early Retirement/Severance Charge

     Early retirement/severance charges for the quarter ended April 30, 1997 represent costs associated with the retirement of two executives of the Company during the quarter.

Other Income

     In October 1994, the Company formally entered into a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in the People's Republic of China. Revenue related to the contract is recognized as services are performed for the process-design-expertise portion of the contract, and using a percentage-of-contract-completed approach for the training services stage of the contract. Other income for the quarter and nine months ended April 30, 1996 represents revenues earned under the process-design-expertise portion of the contract, less applicable expenses. Total revenues under the contract were expected to be approximately $5.2 million, $4.1 million of which has been recognized as of April 30, 1997. At this time, the project has been delayed by the Chinese Government and management cannot determine whether or not the balance of the revenue expected under the contract will be realized.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

Special Financing Expenses

     Special financing expenses for the nine months ended April 30, 1996 represent accounting, legal, printing and other fees related to the Company's public offerings of its Common Stock.


Extraordinary Loss on Early Extinguishment of Debt

     During the nine months ended April 30, 1996, the Company repurchased, in three open market transactions, $16.8 million in aggregate principal amount of 11.5% Senior Notes due 2003 (the Senior Notes) (together, the Repurchase), $1.0 million of which was repurchased during the quarter ended April 30, 1996. The Repurchase resulted in a $1.2 million net extraordinary charge during the nine months ended April 30, 1996 for the payment of the premiums associated with the Repurchase and the write off of unamortized deferred financing fees related to the original issuance of the Senior Notes.

     In November 1995, the Company completed the redemption of $9.0 million in aggregate principal amount of Senior Notes for 110% of par plus accrued and unpaid interest (the Redemption). The Redemption was initiated pursuant to the Senior Note Indenture which permits the redemption of a limited amount of Senior Notes with proceeds obtained from the Company's initial public offering of its Common Stock. The Redemption resulted in a $0.8 net extraordinary charge recorded during the nine months ended April 30, 1996 for the payment of the premium associated with the Redemption and the write off of deferred financing fees related to the original issuance of the Senior Notes.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain financial information for the quarters and nine months ended April 30, 1997 and 1996 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:




                                                         Quarter Ended                    Nine Months Ended
                                                           April 30,                          April 30,
                                                  ----------------------------    ---------------------------------
                                                      1997            1996             1997              1996
                                                  ------------    ------------    --------------    ---------------
                                                          (Unaudited)                        (Unaudited)

Net sales:
    Graphite electrode products  ..............        $54,543         $45,136          $157,816           $132,497
    Calcium carbide products  .................         20,380          20,038            59,904             60,989
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................        $74,923         $65,174          $217,720           $193,486
                                                  ============    ============    ==============    ===============

Percentage of net sales:
    Graphite electrode products  ..............           72.8%           69.3%             72.5%              68.5%
    Calcium carbide products  .................           27.2            30.7              27.5               31.5
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................          100.0%          100.0%            100.0%             100.0%
                                                  ============    ============    ==============    ===============

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ..............           19.7%           17.3%             19.0%              15.8%
    Calcium carbide products  .................           17.4            19.5              15.5               20.8

Percentage of total net sales:
    Total gross profit  .......................           19.1%           17.9%             18.1%              17.3%
    Selling, general and administrative  ......            4.6             4.8               5.0                4.8
    Operating income  .........................           12.6            12.2              12.0               11.9
    Income from continuing operations .........            6.3             6.0               5.9                5.3

                               ------------------


     Net sales for the quarter ended April 30, 1997 were $74.9 million versus $65.2 million in the prior year comparable quarter, a 15.0% increase. Graphite electrode product sales increased 20.8% over the prior year to $54.5 million, while calcium carbide product sales were up 1.7% to $20.4 million. Net sales for the nine months ended April 30, 1997 were $217.7 million versus $193.5 million in the prior year comparable period, a 12.5% increase. Graphite electrode product sales increased 19.1% over the prior year to $157.8 million, while calcium carbide product sales decreased 1.8% to $59.9 million.

     Within the graphite electrode products segment, graphite electrode net sales for the quarter ended April 30, 1997 were $36.7 million, a 13.9% increase over the prior year comparable quarter as a result of a 10.8% increase in shipments and a 3.1% increase in the average net sales price of graphite electrodes. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended April 30, 1997 were 54.3% and 45.7%, respectively, versus 51.3% and 48.7% in last year's third quarter. The majority of foreign electrode sales are denominated in foreign currencies, most of which have recently been weaker in relationship to the U.S. dollar, resulting in lower price realizations in foreign sales. Needle coke sales for the quarter ended April 30, 1997 were $8.6 million versus $4.5 million in the prior year comparable quarter. Needle coke sales were up substantially over last year's third quarter due primarily to increased production at the Company's needle coke production facility. The Company estimates that as a result of capital expenditures during fiscal 1997, its current effective annual capacity of this facility is 130,000 tons of needle coke, up 15% over previous levels. In addition, the average net price for needle coke was 13% higher during the current quarter versus last year's comparable quarter. Graphite specialty product sales for the quarter ended April 30, 1997 totaled $9.3 million versus $8.4 million a year ago. Included in graphite specialty product sales in the current quarter and prior-year comparable quarter were $4.2 million of sales of large graphite rods and plates and other processing sales to SGL Carbon Corporation (SGL Corp.) at cost under a supply agreement which began in January 1995 and has a maximum term of three years (the SGL Supply Agreement). The increase in graphite specialty product sales was attributed to an increase in granular graphite and bulk graphite shipments.

     For the nine months ended April 30, 1997, graphite electrode sales were $110.5 million, a 10.6% increase over the prior year comparable period as a result of a 5.0% increase in shipments and a 5.6% increase in the average net sales price of graphite electrodes. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the nine months ended April 30, 1997 were 51.8% and 48.2%, respectively, versus 49.4% and 50.6% in the 1996 comparable period. Needle coke sales for the nine months ended April 30, 1997 were $20.7 million versus $11.9 million in the prior year comparable period. The increase in needle coke sales was due primarily to increased production of needle coke and a 15.5% higher net sales price. Graphite specialty product sales for the nine months ended April 30, 1997 were $26.7 million versus $20.7 million in the prior year comparable period. Sales to SGL Corp. during the nine months ended April 30, 1997 were $13.2 million versus $11.6 million in the prior year comparable period. The increase in graphite specialty product sales was attributed to an increase in granular graphite and bulk graphite shipments.

     Calcium carbide product sales for the quarter ended April 30, 1997 increased 1.7% due to an increase in shipments of electrically calcined anthracite coal. Calcium carbide product sales for the nine months ended April 30, 1997 decreased 1.8% due to a 7.5% decreased in pipeline acetylene sales to $20.4 million on 8.1% lower shipments.

     Gross profit as a percentage of graphite electrode product sales for the quarter ended April 30, 1997 was 19.7% versus 17.3% in the prior year comparable quarter. Gross profit as a percentage of graphite electrode product sales for the nine months ended April 30, 1997 was 19.0% versus 15.8% in the prior year comparable period. The increase in the gross margins resulted from increased shipments and selling prices for both graphite electrodes and needle coke, as well as increased needle coke production during the current fiscal year. Partially offsetting were the negative effects of increased feedstock costs at the Seadrift needle coke facilities, which were 11.4% and 19.1% higher during the quarter and nine months ended April 30, 1997, respectively.

     Gross profit as a percentage of calcium carbide product sales for the quarter ended April 30, 1997 was 17.4% versus 19.5% in the prior year comparable quarter. The decrease in the calcium carbide gross margin was due to higher material and labor costs experienced during the current quarter. Gross profit as a percentage of calcium carbide product sales for the nine months ended April 30, 1997 was 15.5% versus 20.8% in the prior year comparable period. During the prior year second quarter, the Company received a $1 million favorable settlement from a utility rate dispute with one of its electric power suppliers. The $1 million payment received was reflected as a reduction in cost of goods sold for the nine months ended April 30, 1996. Exclusive of this settlement, gross profit as a percentage of calcium carbide product sales for the nine months ended April 30, 1996 was 19.1%. The decrease in the calcium carbide gross margin was due to lower shipments of pipeline acetylene and higher material and labor costs during the nine months ended April 30, 1997.

     Selling, general and administrative expenditures for the quarter ended April 30, 1997 were $3.4 million versus $3.1 million in the comparable 1996 quarter. The increase was due primarily to increases in employee- related costs. Selling, general and administrative expenditures for the nine months ended April 30, 1997 were $10.8 million versus $9.3 million in the comparable 1996 period. The increase was primarily the result of the settlement of a lawsuit in the fiscal 1997 first quarter and costs associated with the search for a new chief executive officer for the Company.

     Other compensation for the quarter and nine months ended April 30, 1997 included $0.3 million and $1.0 million, respectively, in charges accrued for the Company's incentive bonus plan. Other compensation for the quarter and nine months ended April 30, 1996 included $0.3 million and $0.8 million, respectively, in charges for the vesting of benefits paid under the Company's performance unit plan at the close of fiscal 1996.

     Early retirement/severance charges for the quarter ended April 30, 1997 represents costs associated with the retirement of two executives of the Company during the quarter.

     In October 1994, the Company formally entered into a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in the People's Republic of China. Revenue related to the contract is recognized as services are performed for the process-design-expertise portion of the contract, and using a percentage-of-contract-completed approach for the training services stage of the contract. Other income for the quarter and nine months ended April 30, 1996 represents revenues earned under the process-design-expertise portion of the contract, less applicable expenses. Total revenues under the contract were expected to be approximately $5.2 million, $4.1 million of which has been recognized as of April 30, 1997. At this time, the project has been delayed by the Chinese Government and management cannot determine whether or not the balance of the revenue expected under the contract will be realized.

     Net interest expense for the quarter ended April 30, 1997 was $1.9 million and included $2.5 million of interest expense associated with the Senior Notes, less $0.4 million in interest income associated with the Company's cash equivalents and short-term investments. Interest expense was further reduced by $0.2 million for interest capitalized in connection with the Company's graphite electrode modernization program (the Modernization Program). Net interest expense for the nine months ended April 30, 1997 was $6.1 million, including $7.4 million of interest expense associated with the Senior Notes, less $1.1 million of interest income and $0.2 million in capitalized interest. The average outstanding balance of Senior Notes during the current quarter and nine-month period was $81.8 million. Net interest expense for the quarter ended April 30, 1996 was $2.1 million and included $2.4 million of interest expense associated with the Senior Notes, less $0.4 million in interest income. The average outstanding balance of Senior Notes during the fiscal 1996 third quarter was approximately $85 million. Net interest expense for the nine months ended April 30, 1996 was $7.0 million, including $8.1 million of interest expense associated with the Senior Notes, less $1.4 million of interest income. The average outstanding balance of Senior Notes during the nine months ended April 30, 1996 was approximately $94 million.

     Special financing expenses for the quarter and nine months ended April 30, 1996 represent accounting, legal, printing and other fees related to the Company's public offerings of its Common Stock.

     The income tax provisions for the quarter and nine months ended April 30, 1997 were based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1997. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more details on the Company's effective tax rate.

     The extraordinary loss from the early extinguishment of debt recorded during the quarter and nine months ended April 30, 1996 represent charges associated with the Repurchase and the Redemption for the payment of premiums and the write-off of unamortized deferred financing fees related to the original issuance of the Senior Notes.


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

     In February 1997, the Financial Accounting Standards Board issued SFAS #128, "Earnings per Share" (SFAS #128). The Company will be required to adopt SFAS #128 for its fiscal year ending July 31, 1998. SFAS #128 requires the presentation of basic and diluted earnings per share. Basic earnings per share will be computed utilizing only the weighted average common shares outstanding during the relevant period. As a result, basic earnings per share will be materially higher than primary earnings per share for certain periods restated in connection with the implementation of SFAS #128. Diluted earnings per share will be computed utilizing both the weighted average shares and common stock equivalents outstanding. Diluted earnings per share will not differ materially from either primary or fully diluted earnings per share amounts previously disclosed.


Liquidity and Capital Resources

Liquidity

     The Company's current liquidity needs are primarily for debt service, capital expenditures and working capital. As previously reported, the Company has undertaken the Modernization Program with respect to its graphite electrode production facilities which is expected to result in approximately $34 million in facility improvements through fiscal 1998. One of the projects under the Modernization Program will be financed through a seven year operating lease up to $8.0 million. Also, in April 1997 the Company announced plans to build a $28 million longitudinal graphitizing facility, for which the engineering design work has begun. The Company presently believes that its liquidity, capital resources and cash flows from operations will be sufficient to fund all of its liquidity needs through at least the expiration of its revolving credit facility on December 1, 1998, subject to extension.

     The deferral of principal payments until 2003 under the Senior Note Indenture significantly reduces the Company's short-term debt service requirements. However, in the event that the Company's cash flows from operations and working capital are not sufficient to fund the Company's capital expenditures (including cash needs for the Modernization Program and the longitudinal graphitizing project) and service its indebtedness and pay any other obligation including those that may arise from legal proceedings, the Company would be required to obtain additional funding. There can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

     As of April 30, 1997, the Company had cash, cash equivalents and short-term investments of $24.8 million and had approximately $18.4 million of availability under its revolving credit facility. As of April 30, 1997, no borrowings were outstanding under the revolving credit facility; however, approximately $6.6 million of letters of credit were outstanding. Cash Flow Information

     Operating activities: Cash flow provided by operations for the quarter ended April 30, 1997 was $6.1 million, including $7.7 million of cash inflows from net income plus non-cash items, offset by $1.6 million of net cash outflows from changes in working capital items. Working capital cash outflows included
 $4.3 million from increases in inventory, partially offset by cash inflows of $2.6 from increases in payables and accrued expenses. Cash flow provided by operations for the nine months ended April 30, 1997 was $16.9 million. Cash inflows from net income plus non-cash items of $20.7 million were partially offset by a $3.9 million net cash outflow due to changes in working capital items, including a $4.1 million increase in customer accounts receivable and $1.1 million increase in inventory. Net interest payments during the quarter and nine months ended April 30, 1997 were $4.6 million and $9.0 million, respectively. Net tax payments during the quarter and nine months ended April 30, 1997 were $3.1 million and $5.3 million, respectively.

     Investing activities: Investing activities for the quarter and nine months ended April 30, 1997 included $8.3 million and $19.3 million, respectively, in capital expenditures. Also, investing activities during the nine months ended April 30, 1997 included a $5.4 million net cash outflow from the purchase of short-term investments. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures, including the Modernization Program. The Company believes that its current cash reserves, future cash flow provided by operations, lease financing arrangements currently entered into and borrowings under its revolving credit facility will be adequate to fund its currently planned investing needs in the future.

PART II
Item 1

LEGAL PROCEEDINGS

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Antitrust Division of the United States Department of Justice (the DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosection with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers. As far as the Company is aware, the DOJ has not made a finding that any person or company violated the law with respect to the subject matter of the Grand Jury proceeding. No provision for any liability related to such matters has been made in the unaudited condensed consolidated financial statements.

     In June 1997, Erie Forge and Steel, Inc. filed a purported class action suit in the United States District Court for the Western District of Pennsylvania, Erie Division, asserting claims on behalf of purchasers for violations of the Sherman Antitrust Act. The action, which was filed against the Company, UCAR International, Inc. and SGL Carbon Corporation, seeks treble damages. The Company intends to vigorously defend against this action. No provision for any liability related to such matter has been made in the unaudited condensed consolidated financial statements.

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

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the unaudited condensed consolidated balance sheet as of April 30, 1997. As of April 30, 1997, a $0.6 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
Item 6

                              A. INDEX TO EXHIBITS

  Exhibit                                                                 Page
-----------                                                            ---------
   10.43   Master Lease between the Company and PNC Leasing
           Corp. dated January 27, 1997 ..............................       *
   11.1    Form of Computation of Earnings per Common Share  .........      19


*   Filed via the EDGAR electronic filing system.


                             B. REPORTS ON FORM 8-K

     On February 19, 1997, the Company filed a Current Report on Form 8-K dated February 13, 1997 related to the public release of its earnings for the quarter ended January 31, 1997. On April 1, 1997, the Company filed a Current Report on Form 8-K dated April 1, 1997 related to the election of Walter B. Fowler as Chairman, President and Chief Executive Officer of the Company. On April 23, 1997, the Company filed a Current Report on Form 8-K dated April 21, 1997 related to the announcement of a $28.0 million Longitudinal graphitizing project.

Exhibit 11.1

                FORM OF COMPUTATION OF EARNINGS PER COMMON SHARE for the quarters and nine months ended April 30, 1997 and 1996
               (in thousands, except share and per share amounts)


                                                    Quarter Ended April 30,          Nine Months Ended April 30,
                                                 -----------------------------    ---------------------------------
                                                     1997            1996              1997              1996
                                                 -------------   -------------    --------------    ---------------

1.  Income from operations  .................           $4,748          $3,980           $12,892            $10,332
2.  Extraordinary loss on early
       extinguishment of debt   .............                -             (67)                -             (2,000)
                                                 -------------   -------------    --------------    ---------------
3.       Net income  (1 + 2).................           $4,748          $3,913           $12,892             $8,332
                                                 =============   =============    ==============    ===============

4.  Weighted average
       shares outstanding  ..................        8,606,439       7,873,503         8,478,605          7,309,715
5.  Shares issuable under dilutive
       management stock options and
       performance units  ...................          218,485         826,150           328,364          1,186,401
                                                 -------------   -------------    --------------    ---------------
6.  Common and common equivalent
       shares outstanding  (4 + 5)...........        8,824,924       8,699,653         8,806,969          8,496,116
                                                 =============   =============    ==============    ===============


Per share information:
     Income from operations
        (1 / 6)..............................            $0.54           $0.46             $1.46              $1.22
     Extraordinary loss on debt repayment
        (2 / 6)..............................                -           (0.01)                -              (0.24)
                                                 -------------   -------------    --------------    ---------------
          Net income  (3 / 6)................            $0.54           $0.45             $1.46              $0.98
                                                 =============   =============    ==============    ===============

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on June 13, 1997.



        Signature                             Title
-------------------------------   ---------------------------------------------



  /s/ Walter B. Fowler            Chief Executive Officer
-------------------------------   (Principal Executive Officer)
   (Walter B. Fowler)


  /s/ Stephen D. Weaver           Vice President - Finance and Chief Financial
-------------------------------    Officer (Principal Financial Officer)
   (Stephen D. Weaver)


  /s/ Jeffrey T. Jones            Controller  (Principal Accounting Officer)
-------------------------------
   (Jeffrey T. Jones)