Form 10-K405
period 1997-07-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1997-10-29
CIK 888918

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1997

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

                              ------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

                              ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on September 26, 1997 was $164,178,724.

     As of the close of business on September 26, 1997 there were 8,632,272 shares of the Registrant's $0.01 par value Common Stock outstanding.

                      Documents incorporated by reference:

     Information required under Part I (Item 1) and Part II (Items 5, 6, 7 and
8) is, in part, incorporated by reference from the Registrant's Annual Report to Stockholders for fiscal 1997, which is filed as an exhibit hereto. The information required under Part III is incorporated by reference to the Registrant's Proxy Statement and Notice of the Annual Meeting of Stockholders for 1997, which is to be filed within 120 days after July 31, 1997.

===============================================================================

PART I

Item 1    Business
------------------

Overview

     The Carbide/Graphite Group, Inc. (the Company or Registrant) is a major U.S. manufacturer of graphite electrode products and calcium carbide products. Graphite electrodes are used as conductors of electricity, and are consumed, in the electric arc furnace steel-making process common to all mini-mill steel producers. Calcium carbide and derivative products, primarily acetylene, are used in the manufacture of specialty chemicals, as a fuel in metal cutting and welding and for metallurgical applications such as iron and steel desulfurization. The Company is the only manufacturer of graphite electrodes that produces its own requirements of needle coke, the principal raw material used in the manufacture of graphite electrodes, and the Company sells needle coke to other manufacturers of graphite products. Net sales for the Company's graphite electrode products segment and calcium carbide products segment represented 72.5% and 27.5%, respectively, of consolidated net sales for fiscal 1997. Refer to Note 12 of the Company's Annual Report to Stockholders for fiscal 1997 (incorporated by reference under Item 8 of this Form 10-K) for information regarding sales (including export sales), operating income and identifiable assets by business segment.

     On September 26, 1997, the Company completed a tender offer for essentially all ($79.9 million) of its 11.5% Senior Notes due 2003 (the Senior Notes) (the Tender). The tender price paid to holders of the Senior Notes was $1,086.20 for each $1,000 in Senior Note principal. Also, most holders received an additional $15.00 per $1,000 in Senior Note principal in exchange for their consent to eliminate substantially all of the restrictive covenants and certain default provisions in the Senior Note Indenture other than the covenants to pay interest on and principal of the Senior Notes and the default provisions related to such covenants. Consents were received by holders of more than a majority of the outstanding Senior Notes, resulting in the elimination of such restrictive covenants and default provisions. After the Tender, $0.1 million in Senior Notes were outstanding.

     In connection with the Tender, the Company entered into an agreement with PNC Bank for a five year, $125 million revolving credit facility, with a $15 million sub-limit for standby letters of credit (the 1997 Revolving Credit Facility). The 1997 Revolving Credit Facility replaces a $25 million revolving credit facility with PNC Bank entered into on December 1, 1995 (the 1995 Revolving Credit Facility). Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.625%) based on a leverage calculation. Repayment of funds borrowed under the new credit agreement are not required until the expiration of the facility on September 25, 2002. The new facility can be extended under certain conditions. The most restrictive covenants under the 1997 Revolving Credit Facility include an Interest Coverage Ratio of 3.5 to 1.0, a Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to
1.0 and a Minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Facility is and the 1995 Revolving Credit Facility was secured with receivables and inventory.

     As a result of the Tender and revolving credit facility refinancing, the Company will record a pre-tax charge of approximately $10 million as an extraordinary loss on the early retirement of debt in the quarter ending October 31, 1997. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.


Graphite Electrode Products Business

Products and Markets

     The Company's graphite electrode products business segment includes graphite electrodes, needle coke, bulk graphite, granular graphite (primarily from machine turnings) and processing services. The following table presents the Company's net sales and percentage of segment sales within its graphite electrode products segment for fiscal 1997, by principal product category:

                                                           Fiscal 1997
                                                  ---------------------------
                  Product Category                  Net Sales  % of Net Sales
---------------------------------------------     ---------------------------
                                                    (dollars in thousands)
Graphite electrodes..........................        $147,206            70.1%
Needle coke (third party sales)..............          28,615            13.6
Bulk graphite................................          19,712             9.4
Granular graphite............................          10,223             4.9
Other........................................           4,289             2.0
                                                  --------------   ----------
  Total graphite electrode products net sales        $210,045           100.0%
                                                  --------------   ----------


          The Company's needle coke production capacity at its affiliate, Seadrift Coke, L.P. is currently approximately 130,000 tons per year, an increase of approximately 20% over fiscal 1996 as a result of capital improvements made in the first quarter of fiscal 1997. While the Company uses the majority of its needle coke production in its own electrode manufacturing operations, it sells additional quantities of needle coke to other graphite electrode producers. During fiscal 1997, the Company sold approximately 45% of its needle coke production to seven other graphite electrode producers. A $22 million needle coke production capacity expansion announced in fiscal 1997 and projected for completion during the third quarter of fiscal 1998 should substantially increase the amount of needle coke produced by the Company. Company estimates indicate that needle coke production capacity should increase from 130,000 tons currently to approximately 170,000 tons once the expansion project is completed, an increase of approximately 30%.

          In connection with the fiscal 1995 sale of the Company's graphite specialty products business (the Specialty Products Sale) to SGL Carbon Corporation (SGL Corp.), the Company agreed to continue to produce graphite rods and plates (also known as bulk graphite), the majority of which are sold to SGL Corp. at prices approximating the Company's manufacturing cost under a supply agreement which expires in January 1998 (the SGL Supply Agreement). Sales to SGL Corp. under this contract in fiscal 1997 were $16.7 million. The Company also sells these bulk graphite rods and plates, and certain other graphite products, to other graphite specialty customers. As the SGL Supply Agreement expires in January 1998, the Company is currently pursuing a strategy to increase its customer base for bulk graphite. While the Company believes that it will sell bulk graphite to both SGL Corp. and other bulk graphite customers once the SGL Supply Agreement expires, there can be no assurance that the Company will be able to sell quantities of bulk graphite equal to those sold while the SGL Supply Agreement was in effect. All bulk graphite sold once the SGL Supply Agreement expires will be sold at a mark-up over the Company's manufacturing cost. Granular graphite is primarily turnings from the machining of graphite electrodes and is used in a variety of industrial applications, including brake shoe materials and carbon additives for steel chemistry. In addition, the Company provides processing services, which include graphitizing baked rods.

          Domestic sales of graphite electrode products are made primarily by the Company's direct sales force, consisting of seven salesmen for graphite electrodes and one salesman for other graphite products. This sales force is supported by five technical service personnel. International sales of electrodes are made through long-standing relationships with over twenty independent agents. Exports of graphite electrodes account for approximately 50% of the Company's annual shipments of graphite electrodes and subject the Company to risks associated with fluctuations in foreign currency exchange rates. Most foreign currencies were weaker in relationship to the U.S. dollar during fiscal 1997 which negatively impacted foreign price realizations. The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure. In addition, the Company is attempting to shift sales to markets in which transactions are completed in U.S. dollars and to markets with foreign currencies that are not as weak. There can be no assurance that the

Company's attempts to mitigate its exposure to foreign currency valuations will fully offset the negative effects of the strengthened U.S. dollar.

          The steel industry, which constitutes the principal market for the Company's graphite electrodes and a major market for its calcium carbide for metallurgical applications, is highly cyclical. As a result, the Company's steel industry-related products will face periods of reduced demand, which, because of the generally high fixed costs of the Company's business, could result in substantial downward pressure on profitability. Demand for and sales of graphite electrodes and needle coke fluctuate from quarter to quarter due to such factors as scheduled plant shutdowns by customers, vacations, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases.

Manufacturing and Modernization

          The Company's electrodes are manufactured at its facilities in Niagara Falls, New York and St. Marys, Pennsylvania. Both plants are equipped with facilities for milling, mixing, homogenizing and extruding; baking and rebaking; pitch impregnating; graphitizing; and machine finishing. The Company currently has the capacity to manufacture approximately 110 million pounds of electrodes annually.

          The Company manufactures all of its needle coke (the primary raw material for graphite electrodes) at its affiliate, Seadrift Coke, L.P., in Seadrift, Texas. The Company currently has the capacity to manufacture approximately 130,000 tons of needle coke annually, 55% of which is used internally for the production of graphite electrodes. Needle coke is shipped from Seadrift largely by rail (and to a lesser extent by barge) to the Company's St. Marys facilities.

          The Company has initiated a program to modernize certain components of its electrode manufacturing process (the Modernization Program). The primary objectives of the Modernization Program, expected to cost approximately $34 million, are the automation of labor intensive processes and the replacement of older equipment with new, state-of-the-art technology in order to reduce costs while improving electrode quality and consistency. A major aspect of the Modernization Program will focus on the electrode forming processes, including the addition of equipment to automate the Company's sizing and weighing systems, and to enhance production capabilities by adding new needle coke preheaters, needle coke and pitch mixers as well as mix cooling/homogenization equipment. These improvements, which management expects to cost approximately $26 million, are designed to reduce total labor requirements and minimize variations in the critical initial forming of the electrodes, resulting in better and more consistent electrode quality. In addition, the Company will be adding three new computer-controlled machine tools used for electrode finishing in its Niagara Falls facility. With a cost of approximately $8 million, the machine tool system is expected to meet the highest electrode machining standard. The majority of the cost for the machine tool system is being financed under a long-term operating lease. During fiscal 1997, a major portion of the construction and equipment installation associated with the Modernization Program projects took place. Both projects are expected to be commissioned in mid-fiscal 1998. While the Company does not believe that significant start-up costs will be incurred with respect to the Modernization Program projects, there can be no assurance that significant start-up costs will not be incurred in connection with such projects.

          In fiscal 1997, the Company also announced that it will spend approximately $28 million to build a longitudinal graphitizing facility. This new facility, which will replace older, less cost effective Acheson graphitizing facilities, should increase productivity, as well as allow for the production of larger, higher quality electrodes. This project is expected to be completed by late 1999 and will be financed with current cash reserves, internally generated cash flows and available credit facilities.

Calcium Carbide Products Business

Products and Markets

          The Company's primary products in this segment are pipeline acetylene, calcium carbide for metallurgical applications such as iron and steel desulfurization and calcium carbide for fuel gas applications. The following table presents the Company's net sales and percentage of segment sales within its calcium carbide products business for fiscal 1997, by principal product category:

                                                           Fiscal 1997
                                                   ---------------------------
                  Product Category                  Net Sales   % of Net Sales
---------------------------------------------      ---------------------------
                                                     (dollars in thousands)
Pipeline acetylene...........................      $27,577            34.7%
Metallurgical applications...................       24,652            31.0
Calcium carbide for fuel gas applications....       21,187            26.6
Other........................................        6,125             7.7
                                                   ---------      --------
  Total calcium carbide product net sales....      $79,541           100.0%
                                                   ---------      --------

          The Company produces acetylene at its Louisville and Calvert City, Kentucky plants for pipeline delivery to three customers, International Specialty Products (ISP), Air Products and Chemicals, Inc. (Air Products) and E.I. duPont de Nemours & Company (DuPont), for use in the manufacture of specialty chemicals. Each of these customers, which together represented 34.7% of the Company's total calcium carbide product net sales in fiscal 1997, has been supplied by the Company for over thirty years. Although relationships with these pipeline customers are longstanding, there can be no assurance that any of these customers will continue to operate its adjacent facility or require the Company's acetylene product.

          The Company sells calcium carbide for metallurgical applications, such as blast furnace hot metal desulfurization, foundry iron desulfurization and electric furnace slag conditioning and deoxidation. Most calcium carbide desulfurization products are finely ground to talcum powder size and, together with several additives, are injected into baths of molten iron to reduce the sulfur content of the material. Sales of calcium carbide for metallurgical applications represented 31.0% of total calcium carbide products net sales for fiscal 1997. The Company continues to face increased competition from other calcium carbide suppliers and substitute desulfurization agents in this product line. The Company sells calcium carbide to a major distributor, ESM Metallurgical Products, which in turn supplies carbide mixtures and a variety of ancillary services to steel mills for metallurgical applications.

          Calcium carbide is sold to industrial gas generators as a raw material for the production of cylinder acetylene, a fuel gas which is primarily used in the metal fabrication and construction industries. The acetylene distribution market is comprised of several large, national distributors of industrial gases with numerous generating locations, and a large number of small companies that generate acetylene for distribution within their regional markets. The Company sells to both types of customers.

          The Company markets calcium carbide products through a sales force of three and through distributors, with technical service support from a staff of two, to industrial gas distributors, pipeline acetylene customers and steel mill and foundry customers. Sales to customers other than pipeline customers are generally made through purchase orders.

Manufacturing

          The Company manufactures its calcium carbide products at plants in Louisville and Calvert City, Kentucky with a combined production capacity of approximately 200,000 tons. Both plants operate submerged arc electric furnaces for the production of calcium carbide, as well as crushing, screening and packing equipment;

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

          From time to time, graphite electrode manufacturers, including the Company, experience temporary declines in the quality of their graphite electrodes, frequently resulting in customer credits and reimbursements. The Company continually evaluates and implements procedures to improve electrode quality and believes that its electrode performance meets the quality requirements of its customers. Moreover, the Modernization Program is intended to enhance further the Company's ability to consistently manufacture electrodes of acceptable quality. There can be no assurance, however, that temporary declines in electrode quality will not recur.

          Outside of Japan, there are currently only three needle coke producers: Conoco, Inc. (Conoco), UNO-VEN Company (Uno-Ven) and the Company's affiliate, Seadrift Coke, L.P. Conoco is the largest needle coke producer, with annual capacity currently estimated by the Company to be 400,000-450,000 tons. Uno-Ven has a production capacity of approximately 100,000 tons per year and the Company's production capacity is currently approximately 130,000 tons per year. In Japan, there are four small producers, one of which is a Conoco affiliate, and two of which make a different type of coke from coal tar pitch. The Company believes the three Japanese producers (other than the Conoco affiliate) produce an aggregate of approximately 200,000 tons per year. Participants in the needle coke industry compete primarily on price and quality.

          The Company has numerous competitors in the sale of granular graphite, including other electrode manufacturers and a variety of graphite scrap dealers. Fine grain graphite blocks and rods, bulk graphite, are produced by a number of companies throughout the world, including UCAR and SGL. These materials are marketed on a world-wide basis by the Company.

Calcium Carbide Products

          The Company's primary competitors in the manufacture and marketing of calcium carbide in the United States and Canada are Elkem and Airgas, Inc., both of which market calcium carbide through a joint venture, Elkem-American
Carbide Company.   Participants in the calcium carbide market compete on the
basis of service and product quality, reliability, efficiency and price.

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


Raw Materials and Costs

Graphite Electrode Products

          The significant raw material costs of production for all graphite electrode manufacturers are needle coke, coal tar pitch, natural gas for the heating of kilns and electricity for graphitizing. The Company's graphite electrode business purchases its needle coke requirements from Seadrift Coke, L.P., an affiliate of the Company.

          The Company uses low sulfur decant oil, a by-product of fluid catalytic cracking units in integrated oil refineries, in the manufacture of needle coke. Most of this feedstock is purchased from refineries along the U.S. Gulf Coast. A limited number of refineries on the U.S. Gulf Coast produce decant oil suitable for use by the Company. At times, due to restraints on local availability, the Company has purchased decant oil on the West Coast at a higher cost (due primarily to transportation costs) than if obtained from a local refinery. Conoco and Uno-Ven, the Company's two largest needle coke competitors, operate large, integrated refineries that have the ability to desulfurize decant oil.

          The cost of refinery decant oil is pegged to the U.S. Gulf Coast spot cargo barge prices for heavy fuel oil. Fuel oil prices generally move with world-wide crude oil prices and, to some extent, with winter weather conditions in the United States. The Company periodically hedges its oil costs by trading in futures contracts for crude oil and/or heating oil and oil swap agreements for low sulfur fuel oil. The Company believes that decant oil of an acceptable quality is generally available to supply its current needs as well as its projected needs upon the completion of the capacity expansion project at Seadrift Coke, L.P. However, there can be no assurance that the Company will be able to obtain an adequate quantity of suitable feedstocks at all times in the future or at acceptable prices.

          Electricity for graphitizing operations represents a major cost factor due to the immense quantities of electricity needed to graphitize electrodes. At the Company's plant in Niagara Falls, electricity is supplied by the Power Authority of the State of New York at favorable, pre-determined prices under a contract that expires in 2006. The St. Marys plant is supplied electricity under a conventional power contract. Through an electricity co-generation process, the Seadrift facility is a net power producer, resulting in virtually no electrical power costs for that facility. Heating fuel for kilns is natural gas purchased by the Company from either interstate natural gas carriers or from local gas well operators.


Calcium Carbide Products

          Raw materials required for calcium carbide manufacture are lime, metallurgical coke and lesser quantities of petroleum coke and large amounts of electricity for submerged arc electric furnaces. The Company believes that its raw materials are widely available at satisfactory prices, although the cost of metallurgical coke was up slightly during fiscal 1997. Both the Louisville and Calvert City plants are supplied electricity under conventional power contracts.

Employees

          At July 31, 1997, the Company employed 885 people in its graphite electrode products segment; 32% were salaried and 68% were paid hourly. At July 31, 1997, there were 308 people in the calcium carbide segment; 21% were salaried and 79% were paid hourly. Seadrift Coke, L.P. is staffed entirely with salaried personnel.

          The Company has various labor agreements with unions representing its hourly work force. Within the graphite electrode products business, the St. Marys labor agreement will expire in June 1999, and the Niagara Falls labor agreement will expire in January 1999. Within the calcium carbide products business, the Louisville and Calvert City agreements will expire in July 2001 and February 2001, respectively. The Company believes that its relationships with the unions are stable. However, there can be no assurance that new agreements will be reached when the current agreements expire without union action or will be on terms satisfactory to the Company.


Patents and Trademarks

          The Company does not believe that any of its patents, patent applications or trademarks are material to its business or operations.


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

          In connection with the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environment costs in excess of an aggregate $100,000 threshold up to a maximum exposure of $6.0 million. In addition, with respect to the Company's former subsidiary, Speer Canada, Inc., sold pursuant to the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environment costs, in excess of a $100,000 threshold, relating to such former subsidiary's operations prior to the consummation of the Specialty Products Sale, up to a maximum exposure of $1.5 million. As of July 31, 1997, no environmental claims have been submitted for indemnification by SGL Corp.

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

          Lime hydrate generated as a by-product of acetylene production at the Louisville facility has been stored in ponds at the site. One twenty acre pond was also used in the past for disposal of various materials such as bag house dust and plant debris. In 1993, the Company notified the Kentucky Department of Environmental Protection of this pond's historic uses and indicated that based on its investigation of the historical facts associated with the pond, the Company does not believe that any further remedial actions are required. At this point, the Company believes that the matter is closed with no further action required.

          The Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, each as amended, and similar state or local counterparts of these federal laws, regulate air emissions, water discharges and wastes. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, among others, provides for responses to and liability for releases or threatened releases of hazardous substances into the environment. The Company's current operations require compliance with the above laws as well as the Toxic Substances Control Act and related laws designed to assess the risk to health and the environment at early developmental stages of new products. In addition, the Company is subject to laws adopted or proposed in various states that impose various reporting or remediation requirements if operations cease or the property is transferred or sold. While the Company believes it is in substantial compliance with these regulations, from time to time it receives from various government agencies notification or complaints or gives notice to such agencies of potential violations of the requirements, which the Company then works with the agency to resolve. No such notice is outstanding or anticipated which would be expected to have a material adverse effect on the Company's financial condition, future operating results or cash flows.

          The Clean Air Act was amended in 1990 (including Title V). While the Company believes that its facilities generally meet current regulatory standards applicable to air emissions, some of its facilities will be required to comply with new standards for hazardous emissions to be promulgated by the United States Environmental Protection Agency (USEPA) over the next several years. In addition, the Clean Air Act has resulted and will continue to result in revisions to state implementation plans which may necessitate the installation of additional controls for certain of the Company's emission sources. The Company's Title V applications for its five production facilities are in various stages of completion. The Company does not believe that its compliance with Title V will have a material adverse effect on its financial condition, future operating results or cash flows.

          Periodic upsets at the Niagara Falls facility resulting in particulate air emissions from baking and graphitization furnaces and odor complaints have led the Niagara County Health Department to recommend an aggressive program of preventive maintenance and evaluation of upgrade alternatives to reduce these incidents and the odor. The Company has made certain improvements and is evaluating further corrective actions which may, in future years, require expenditures for new production and air pollution control equipment. The Company does not believe that such expenditures will have a material adverse effect on its financial condition, future operating results or cash flows.

          The Company has submitted to the NYDEC a plan for compliance with restrictions on emissions of volatile organic compounds from its graphitization plant at Niagara Falls. The Company has received preliminary approval of its plan and expects formal approval during fiscal 1998. Management does not believe that expenditures under the proposed plan for compliance will materially affect the Company's financial condition, future operating results or cash flows.

          The St. Marys facility used a permitted landfill for the disposal of residual waste. Based on the adoption of new residual waste regulations in Pennsylvania and the fact that the landfill was approaching the end of its useful life, the Company closed the landfill in July 1997 and contracted outside of the Company for disposal services. The Company's closure plan was approved by the Pennsylvania Department of Environmental Resources during fiscal 1995. Costs related to the landfill closure and a 15-year monitoring commitment are expected to be $0.8 million which have been recorded as of July 31, 1997. The timing of payments related to these activities, including payments for disposal services, is not expected to materially impact the Company's cash flow in the future.

          Refer to Item 3, "Legal Proceedings" for a discussion of environmental-related claims against the Company.

          During fiscal 1997, the Company spent approximately $1.9 million on capital expenditures in order to comply with environmental laws and regulations (which expenditures are included in the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K as additions to property, plant, and equipment). During fiscal 1998, the Company expects to spend approximately $2.0 million for such projects.

Item 2    Properties
--------------------

          The Company maintains its corporate headquarters at One Gateway Center, Pittsburgh, Pennsylvania under a lease with an initial term expiring on December 31, 1999.

          The Company has the following additional properties, which are owned or leased, as indicated:

                                                                             Area
                                                                         (approximate      Owned
            Location                               Use                   square feet)    or Leased
---------------------------------------      ---------------------      -------------   ----------
Graphite Electrode Products Facilities:
   Niagara Falls, New York.............           Electrodes                 1,000,000     Owned
   St. Marys, Pennsylvania.............           Electrodes                   742,000     Owned
   Seadrift, Texas.....................           Needle Coke                  743,000     Owned
Calcium Carbide Products Facilities:
   Calvert City, Kentucky..............         Carbide Products               150,000     Owned
   Louisville, Kentucky................         Carbide Products               200,000     Owned
   Louisville, Kentucky................      Carbide Sales, Technical            6,000    Leased
                                               and Finance Offices

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

          Many of the Company's operations are conducted at extremely high temperatures, exceeding 5,000 degrees Fahrenheit in the case of electrode graphitizing. In some facilities, a maintenance "turnaround" is conducted annually; in other facilities, major maintenance is conducted on an ongoing basis. Maintenance expenditures, which are expensed as incurred, amounted to approximately $37.5 million, $37.1 million and $36.1 million for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.


Item 3    Legal Proceedings
---------------------------

General

          In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Antitrust Division of the United States Department of Justice (the DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosection with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers. As far as the Company is aware, the DOJ has not made a finding that any person or company violated the law with respect to the subject matter of the Grand Jury proceeding. The proceeding is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the proceeding. No provision for any liability related to such matters has been made in the consolidated financial statements of the Company for the fiscal year ended July 31, 1997.

          Four civil cases have been filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on
behalf of purchasers for violations of the Sherman Act.    Those cases have been
consolidated. The consolidated case names the Company, UCAR, SGL Corp. and SGL as defendants and seeks treble damages. The Company intends to vigorously defend against this consolidated action. The case is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the case. No provision for any liability related to such matter has been made in the consolidated financial statements for the fiscal year ended July 31, 1997.

          The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of July 31, 1997, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


Environmental

          In April 1995, the Company was named as a third-party defendant in a Superfund action in Federal District Court in New Jersey relating to waste disposal at a landfill located in Sayreville, New Jersey (the Sayreville Litigation). Carbon Graphite Group, Inc. was named as successor to Airco-Speer Company (Airco-Speer). Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim which it disputes. Furthermore, pursuant to the Asset Purchase Agreement by which the Company acquired assets from BOC, BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and agreed to indemnify the Company for losses associated therewith in accordance with the terms of the Asset Purchase Agreement. In addition, BOC asserts that the liability in this matter was settled by a 1992 agreement with the plaintiffs in the present case. As a result of a motion for summary judgement, the Court has substantially reduced the scope of claims which may be brought against the Company. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.


Item 4    Submission of Matters to Vote of Securities Holders
-------------------------------------------------------------

          This item is not applicable to the Registrant for this Annual Report on Form 10-K.

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

          Information required by this item is furnished on page 20 of the Company's Fiscal 1997 Annual Report to Stockholders which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. Information regarding dividend restrictions is included in Note 8 on pages 29 and 30 of the Company's Fiscal 1997 Annual Report to Stockholders.

Item 6    Selected Financial Data
---------------------------------

          Information required by this item is, in part, furnished on page 19 of the Company's Fiscal 1997 Annual Report to Stockholders which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. During fiscal 1994, the Company paid a $5.00 per share Common Stock dividend. No other Common Stock dividends were declared or paid during the five year period ended July 31, 1997.

Item 7    Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

          Information required by this item is furnished on pages 11 through 18 of the Company's Fiscal 1997 Annual Report to Stockholders which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 8    Financial Statements and Supplementary Data
-----------------------------------------------------

          Information required by this item is furnished on pages 20 through 38 of the Company's Fiscal 1997 Annual Report to Stockholders which has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. Supplementary data required by this item is furnished in Note 15 on page 37 of the Company's Fiscal 1997 Annual Report to Stockholders.

Item 9    Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

          This item is not applicable to the Registrant for this Annual Report on Form 10-K.

PART III

Items 10   Directors and Executive Officers of the Registrant
-------------------------------------------------------------

          Information required by this item is furnished on pages 3 through 6 of the Company's Proxy Statement to be dated October 31, 1997 and to be filed within 120 days of July 31, 1997 and is incorporated herein by reference.

Item 11   Executive Compensation
--------------------------------

          Information required by this item is furnished on pages 8 through 18 of the Company's Proxy Statement to be dated October 31, 1997 and to be filed within 120 days of July 31, 1997 and is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          Information required by this item is furnished on pages 1, 2, 6 and 7 of the Company's Proxy Statement to be dated October 31, 1997 and to be filed within 120 days of July 31, 1997 and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
--------------------------------------------------------

          Information required by this item is furnished on page 18 of the Company's Proxy Statement dated to be dated October 31, 1997 and to be filed within 120 days of July 31, 1997 and is incorporated herein by reference.

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

          (a)(1)  List of Financial Statements

          The following consolidated financial statements, including the notes thereto, of the Company and the Report of Independent Accountants set forth on pages 21 through 38 and page 20, respectively, in the Company's Fiscal 1997 Annual Report to Stockholders, which has been filed as an exhibit to this Annual Report on Form 10-K, are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

*    Consolidated Balance Sheets as of July 31, 1997 and 1996.
* Consolidated Statements of Operations for the Years Ended July 31, 1997, 1996 and 1995.
* Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1997, 1996 and 1995.
* Consolidated Statements of Cash Flows for the Years Ended July 31, 1997, 1996 and 1995.
* Report of Independent Accountants dated September 10, 1997, except for Note 16 as to which the date is September 26, 1997.

     (a)(2) List of Financial Statement Schedules

     The following financial statement schedule of the Company and the Report of Independent Accountants are included on pages 22 and 21, respectively, of this Annual Report on Form 10-K and are incorporated by reference into this Item 14 on Form 10-K:

* Report of Independent Accountants dated September 10, 1997, except for Note 16 as to which the date is September 26, 1997.
* Schedule II -- Valuation and Qualifying Accounts for the Three Years Ended July 31, 1997, 1996 and 1995.

     All other financial statement schedules are not required, are not applicable or the information called for therein is included elsewhere in the consolidated financial statements or related notes thereto.

     (a)(3) List of Exhibits


  Exhibit No.                                              Description
--------------   ------------------------------------------------------------------------------------------------
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

 Exhibit No.    Description
------------    ------------------------------------------------------------------------------------------------
       4.2*     Indenture dated August 26, 1993 between the Company and State Street Bank and Trust
                Company, as trustee, relating to 11 1/2% Senior Notes Due 2003, including the form of
                Senior Note included therein (incorporated herein by reference to Exhibit 4.2 to the
                Company's Registration Statement on Form S-1, Registration No. 33-91102)

       4.3      Supplemental Indenture No. 2 dated as of September 15, 1997 between the Company and
                State Street Bank and Trust, as trustee, related to the elimination of substantially all of the restrictive covenants and certain default provisions in the Senior Note Indenture

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

      10.5      Revolving Credit Agreement and Letter of Credit Issuance dated September 25, 1997 by and Among the Company, PNC Bank, N.A. and the Financial Institutions party thereto

      10.6*     Revolving Credit Agreement and Letter of Credit Issuance dated December 1, 1995 by and among the Company, PNC Bank, National Association and the Financial Institutions party thereto (incorporated herein by reference to Exhibit 10.5 to the Company's Registration
                Statement on Form S-1, Registration No. 33-31408)

      10.7*     Security Agreement and Collateral Assignment, dated December 1, 1995 between the
                Company and PNC Bank, National Association (incorporated herein by reference to Exhibit
                10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

      10.8*     Subsidiary Guaranty Agreement, dated December 1, 1995 by Seadrift Coke, L.P. in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.7 to the
                Company's Registration Statement on Form S-1, Registration No. 33-31408)

      10.9*     Subsidiary Security Agreement and Collateral Assignment, dated December 1, 1995 between Seadrift Coke, L.P. and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1,
                Registration No. 33-31408)

      10.10*    Pledge Agreement, dated December 1, 1995 by the Company in favor of PNC Bank,
                National Association (incorporated herein by reference to Exhibit 10.11 to the Company's
                Registration Statement on Form S-1, Registration No. 33-31408)

      10.11*    Letter Agreement, dated December 1, 1995 between PNC Bank, National Association and the Company (incorporated herein by reference to Exhibit 10.12 to the Company's
                Registration Statement on Form S-1, Registration No. 33-31408)

 Exhibit No.     Description
-------------    -----------------------------------------------------------------------------------------------
     10.12*      Office Lease dated August 30, 1991 between the Company and The Equitable Life
                 Assurance Society of the United States (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-65150)

     10.13*      Letter Agreement dated as of January 1, 1995 between the Company and James G. Baldwin
                 (incorporated herein by reference to Exhibit 10. 15 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

     10.14*      Employment Agreement dated as of January 1, 1995 between the Company and Nicholas
                 T. Kaiser (incorporated herein by reference to Exhibit 10.16 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

     10.15*      Employment Agreement dated as of March 1, 1995 between the Company and Walter B.
                 Fowler (incorporated herein by reference to Exhibit 10.17 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

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

     10.18       Revised Employment Agreement dated March 31, 1997 between the Company and Nicholas
                 T. Kaiser

     10.19       Employment Agreement dated as of April 1, 1997 between the Company and Walter B.
                 Fowler

     10.20       Severance Agreement dated April 16, 1997 between the Company and Ronald N. Clawson

     10.21       Separation Agreement dated April 25, 1997 between the Company and Walter E. Damian

     10.22       Separation Agreement dated April 25, 1997 between the Company and Jim J. Trigg

     10.23*      Restated 1988 Management Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1,
                 Registration No. 33-91102)

     10.24*      Performance Option Agreement under the 1988 Management Stock Option Plan
                 (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

     10.25*      Restated 1991 Management Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1,
                 Registration No. 33-91102)

     10.26*      Stock Option Agreement dated as of August 1, 1993 between the Company and James G.
                 Baldwin (incorporated herein by reference to Exhibit 10.23 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

     10.27*      Stock Option Agreement dated as of March 8, 1994 between the Company and James G.
                 Baldwin (incorporated herein by reference to Exhibit 10.24 to the Company's Registration
                 Statement on Form S-1, Registration No. 33-91102)

 Exhibit No.     Description
-------------    -----------------------------------------------------------------------------------------------
     10.28*      1995 Stock-Based Incentive Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1,
                 Registration No. 33-31408)

     10.29*      Amendment to 1995 Stock-Based Incentive Compensation Plan of the Company dated
                 August 26, 1996  (incorporated herein by reference to Exhibit 10.25 to the Company's
                 Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No.
                 0-20490)

     10.30*      Agreement under the 1995 Stock-Based Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No.
                 33-91102)

     10.31*      Non-Employee Director Stock-Based Incentive Compensation Plan of the Company dated
                 August 26, 1996 (incorporated herein by reference to Exhibit 10.27 to the Company's
                 Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No.
                 0-20490)

     10.32       Intentionally Omitted.

     10.33       Incentive Bonus Plan of the Company

     10.34*      Supplemental Executive Savings Plan of the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended
                 July 31, 1996, Commission File No. 0-20490)

     10.35*      Replacement Power Agreement between the Power Authority of the State of New York and the Company dated October 17, 1994 (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

     10.36*      Acetylene Purchase Agreement dated as of January 1, 1985 between BOC (as predecessor to the Company) and GAF Corporation (incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

     10.37*      Amendment to the Acetylene Supply Agreement between Air Products & Chemicals and the
                 Company dated as of October 21, 1994 (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

     10.38*      Acetylene Agreement dated January 1, 1975, as amended June 12, 1978 and February 10,
                 1982, between Airco, Inc. and DuPont (incorporated herein by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

     10.39*      Subcontract dated as of July, 1994 between the Company and Brown & Root, Inc.
                 (incorporated herein by reference to Exhibit 10.35 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

     10.40       Engineering, Procurement and Construction Agreement between Seadrift Coke, L.P. and
                 Foster Wheeler USA Corporation for Coker Expansion Project dated June 2, 1997

     10.41*      Supply Agreement dated as of January 17, 1995 between SGL Corp. and the Company
                 (incorporated herein by reference to Exhibit 10.36 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

 Exhibit No.     Description
-------------    --------------------------------------------------------------------------------------------
     10.42*      Agreement between the Company (Carbide Unit), Calvert City, Kentucky, and the Oil,
                 Chemical and Atomic Workers, International Union, AFL-CIO Local 3-556, dated February
                 1, 1996 (incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

     10.43*      Agreement between the Company (Electrode Unit) and International Union of Electrical,
                 Technical Salaried Machine and Furniture Workers, AFL-CIO Local Union 502, dated June
                 3, 1996 (incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

     10.44*      Agreement by and between the Company (Carbide Division), Louisville, Kentucky Plant,
                 and International Brotherhood of Firemen and Oilers Local No. 320, Affiliated with the
                 AFL-CIO, dated July, 1 1996 (incorporated herein by reference to Exhibit 10.40 to the
                 Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996,
                 Commission File No. 0-20490)

     10.45*      Agreement between the Company (Electrode Unit) and Oil, Chemical and Atomic Workers
                 International Union and Local Union Number 8-23516, dated January 23, 1994
                 (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-91102)

     10.46*      Carbide Supply Agreement dated August 1, 1988 between the Company and BOC
                 (incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement
                 on Form S-1, Registration No. 33-65150)

     10.47*      Master Lease between the Company and PNC Leasing Corp. dated January 27, 1997
                 (incorporated herein by reference to Exhibit 10.43 to the Company's Quarterly Report on
                 Form 10-Q for the quarterly period ended April 30, 1997, Commission File No. 0-20490)

      10.48      Contract to Provide Engineering, Procurement and Construction Management Services
                 between the Company and Brown & Root, Inc. dated June 18, 1996

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

      11.4*      Calculation of Earnings Per Share for the Fiscal Year and each of the Quarters for the Fiscal
                 Year Ended July 31, 1996 (incorporated herein by reference to Exhibit 11.4 to the
                 Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996,
                 Commission File No. 0-20490)

      11.5       Calculation of Earnings Per Share for the Fiscal Year and each of the Quarters for the Fiscal
                 Year Ended July 31, 1997

      13.1       Fiscal 1997 Annual Report to Stockholders of the Company

 Exhibit No.     Description
-------------    --------------------------------------------------------------
    21.1         Subsidiaries and Affiliates of the Company

    23.1         Consent of Independent Accountants

    27.1         Financial Data Schedule

----------------

* Exhibit has previously been filed with the Commission and is herein incorporated by reference.


     (b)  Reports on Form 8-K

     On May 5, 1997, the Company filed on Form 8-K its press release announcing that Ronald N. Clawson had retired from his positions as President - Carbide Products and Director of the Company. On June 3, 1997, the Company filed on Form 8-K its press release announcing the Company's results for the quarter and nine months ended April 30, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 1997.

                                     The Carbide/Graphite Group, Inc.


                                     By: /s/ Walter B. Fowler
                                        -----------------------------------
                                                (Walter B. Fowler)
                                      President and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 27, 1997.

       Signature                                Title
---------------------  ---------------------------------------------------------

/s/ Walter B. Fowler* Chairman of the Board, President, Chief Executive Office ---------------------- and Director (Principal Executive Officer)
(Walter B. Fowler)



/s/ Stephen D. Weaver   Vice President -- Finance and Chief Financial Officer
----------------------  (Principal Financial Officer)
(Stephen D. Weaver)



/s/ Jeffrey T. Jones    Controller -- Corporate Finance (Principal Accounting
----------------------  Officer)
(Jeffrey T. Jones)


                        Director
----------------------
(James G. Baldwin)


                        Director
----------------------
(James R. Ball)


/s/ Paul F. Balser*     Director
----------------------
(Paul F. Balser)


/s/ Robert M. Howe*     Director
----------------------
(Robert M. Howe)


/s/ Ronald B. Kalich*   Director
----------------------
(Ronald B. Kalich)


/s/ Nicholas T. Kaiser* Director
-----------------------
(Nicholas T. Kaiser)


/s/ Charles E. Slater* Director
----------------------
(Charles E. Slater)

*    Signatures representing a majority of the Registrant's Board of Directors.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
THE CARBIDE/GRAPHITE GROUP, INC.

     Our report on the consolidated financial statements of The Carbide/Graphite Group, Inc. and Subsidiaries (the Company) has been incorporated by reference in this Form 10-K from page 20 of the 1997 Annual Report to Stockholders of the Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 on page 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                    /s/   Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
September 10, 1997, except for Note 16 as to which the date is September 26, 1997

                                                                     SCHEDULE II

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended July 31, 1997, 1996 and 1995
                                 (in thousands)

                Col. A                    Col. B       Col. C        Col. D         Col. E          Col. F
------------------------------------   -----------   ----------  --------------   -----------   -------------
                                                             Additions
                                                     --------------------------
                                        Balance at
                                        Beginning     Charged      Charged to                    Balance at
                                        of Period    to Expense  other accounts   Deductions    End of Period
                                       ----------    ----------  -------------    ----------    -------------
Allowance for Doubtful Accounts:
            Year Ended July 31, 1997     $1,896         $133               -      $      -   *      $2,029
            Year Ended July 31, 1996      5,152          120               -        (3,376)  *       1,896
            Year Ended July 31, 1995      5,514          166               -          (528)  *       5,152

* Represents uncollectible accounts written off and recoveries of customer accounts previously reserved for.