Form 10-Q
period 1997-10-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1997-12-15
CIK 888918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on December 12, 1997, there were 8,702,022 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q




     ITEM         DESCRIPTION                                         PAGE
     ----         -----------                                         ----

                  PART I

      1           Index to Financial Statements ....................    2

      2           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ............   11

                  PART II

      1           Legal Proceedings ................................   15

      2           Changes in Securities ............................    *

      3           Defaults Upon Senior Securities ..................    *

      4           Submission of Matters to a Vote
                    of Security Holders ............................    *

      5           Other Information ................................    *

      6           Index to Exhibits and Reports on Form 8-K ........   16



                  Signatures .......................................   18
     -----------
      *  Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS




DESCRIPTION                                                            PAGE
-----------                                                            ----

Condensed Consolidated Balance Sheets
     as of October 31, 1997 and July 31, 1997 .......................     3

Unaudited Consolidated Statements of Operations
     for the Quarters Ended October 31, 1997 and 1996 ...............     4

Unaudited Consolidated Statement of Stockholders' Equity
     for the Quarter Ended October 31, 1997 .........................     5

Unaudited Consolidated Statements of Cash Flows for the
     Quarters Ended October 31, 1997 and 1996 .......................     6

Footnotes to Unaudited Condensed Consolidated Financial Statements ..     7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of October 31, 1997 and July 31, 1997
                    (in thousands, except share information)



                                                                                    October 31,            July 31,
                                                                                         1997                1997 *
                                                                                    -----------          -----------
                                                                                    (Unaudited)

                                  ASSETS
Current assets:
    Cash and cash equivalents .............................................                  -               $7,935
    Short-term investments  ...............................................                  -               15,912
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $2,030 at October 31 and $2,029 at July 31 ............             $48,749               49,088
    Inventories (Note 2) ..................................................             61,858               59,445
    Other current assets ..................................................             12,762               10,956
                                                                                    -----------          -----------
        Total current assets ..............................................            123,369              143,336
Property, plant and equipment, net ........................................            100,872               87,653
Other assets ..............................................................              4,605                4,871
                                                                                    -----------          -----------
           Total assets ..................................................            $228,846             $235,860
                                                                                    -----------          -----------
                                                                                    -----------          -----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Overdrafts ..........................................................             $5,104                    -
      Interest ............................................................                144               $3,835
      Other current liabilities ...........................................             31,763               38,676
                                                                                    -----------          -----------
        Total current liabilities .........................................             37,011               42,511
Long-term debt (Note 4) ...................................................             77,982               80,035
Other liabilities .........................................................             17,666               17,105
                                                                                    -----------          -----------
          Total liabilities ...............................................            132,659              139,651
                                                                                    -----------          -----------

Stockholders' equity:
    Common stock, $0.01 par value; 18,000,000 shares authorized;
      shares issued:  9,831,772 at October 31 and 9,752,272 at July 31;
      shares outstanding:  8,699,772 at October 31 and 8,632,272 at
      July 31  ............................................................                 98                   97
    Additional paid-in capital, net of $1,398 equity issue costs ..........             35,365               34,163
    Retained earnings  ....................................................             65,919               66,683
    Other stockholders' equity items  .....................................             (5,195)              (4,734)
                                                                                    -----------          -----------
           Total stockholders' equity .....................................             96,187               96,209
                                                                                    -----------          -----------
            Total liabilities and stockholders' equity ....................           $228,846             $235,860
                                                                                    -----------          -----------
                                                                                    -----------          -----------

----------
*   Summarized from audited fiscal 1997 balance sheet.





          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the quarters ended October 31, 1997 and 1996
                 (in thousands, except share and per share data)



                                                                                   Quarter Ended October 31,
                                                                            ----------------------------------------
                                                                                   1997                 1996
                                                                            -------------------  -------------------
                                                                                          (Unaudited)

Net sales  ..............................................................              $73,394              $67,716
Operating costs and expenses:
    Cost of goods sold  .................................................               59,336               55,900
    Selling, general and administrative  ................................                3,519                4,021
    Other compensation (Note 6)  ........................................                  228                  267
                                                                             ------------------   ------------------
        Operating income  ...............................................               10,311                7,528
Other costs and expenses:
    Interest expense, net (Note 4) ......................................                1,473                2,105
                                                                             ------------------   ------------------
        Income before income taxes and extraordinary loss  ..............                8,838                5,423
Provision for taxes on income
  from continuing operations (Note 3)  ..................................                3,185                1,900
                                                                             ------------------   ------------------
        Income from continuing operations  ..............................                5,653                3,523
Extraordinary loss on early extinguishment of debt,
  net of $3,769 tax benefit (Note 4)  ...................................               (6,417)                   -
                                                                             ==================   ==================
            Net income (loss)  ..........................................                ($764)              $3,523
                                                                             ==================   ==================


Earnings per share information (Note 1):
    Income from continuing operations  ..................................                $0.64                $0.40
    Extraordinary loss on early extinguishment of debt  .................                (0.73)                   -
                                                                             ------------------  -------------------
      Net income (loss) ...........................................                     ($0.09)               $0.40
                                                                             ==================  ===================

    Common and common equivalent shares  ................................            8,897,976            8,777,181
                                                                             =================   ===================






          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     for the quarter ended October 31, 1997
                      (in thousands, except share amounts)



                                            Common Stock             Additional                           Other
                                      --------------------------      Paid-In         Retained         Stockholders'
                                         Shares        Amount         Capital         Earnings         Equity Items
                                      -------------  -----------  ----------------  -------------   --------------------

   Balance at July 31, 1997 *......      9,752,272          $97           $34,163        $66,683               ($4,734)

   Net loss  ......................                                                         (764)
   Exercise of stock options  .....         79,500            1             1,202                                  (34)
   Purchase of treasury stock .....                                                                               (427)
                                      -------------  -----------  ----------------  -------------   --------------------

   Balance at October 31,
     1997 (Unaudited)  ............      9,831,772          $98           $35,365        $65,919               ($5,195)
                                      =============  ===========  ================  =============   ====================



   * Summarized from audited fiscal year 1997 statement of stockholders' equity.






          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the quarters ended October 31, 1997 and 1996
                                 (in thousands)



                                                                                   Quarter Ended October 31,
                                                                               ----------------------------------
                                                                                    1997               1996
                                                                               ---------------    ---------------
                                                                                          (Unaudited)

Net income (loss) .........................................................             ($764)            $3,523
Adjustments for noncash transactions:
  Depreciation and amortization  ..........................................             3,140              2,502
  Amortization of debt issuance costs  ....................................                66                 85
  Amortization of intangible assets  ......................................                84                 82
  Deferred revenue ........................................................               (34)               (34)
  Provision for common stock to be issued under options  ..................                 -                 20
  Adjustments to deferred taxes  ..........................................                13                 71
  Provision for loss - accounts receivable  ...............................                 -                 30
  Extraordinary loss on early extinguishment of debt  .....................            10,186                  -
Increase (decrease) in cash from changes in:
  Accounts receivable  ....................................................               339             (5,664)
  Inventories  ............................................................            (2,413)              (936)
  Income taxes  ...........................................................            (2,578)             1,566
  Other current assets  ...................................................               798               (696)
  Accounts payable and accrued expenses  ..................................            (9,994)            (4,311)
  Net change in other non-current assets and liabilities  .................              (120)               (28)
                                                                               ---------------    ---------------
      Net cash used for operations  .......................................            (1,277)            (3,790)
                                                                               ---------------    ---------------

Investing activities:
  Capital expenditures  ...................................................           (16,406)            (5,181)
  Proceeds from (purchase of) short-term investments  .....................            15,750             (5,000)
                                                                               ---------------    ---------------
      Net cash used for investing activities  .............................              (656)           (10,181)
                                                                               ---------------    ---------------

Financing activities:
  Repurchase of Senior Notes, including premium of $8,077  ................           (88,030)                 -
  Funds from revolving credit facility  ...................................            83,800                  -
  Repayment on revolving credit facility  .................................            (5,900)                 -
  Other  ..................................................................             4,128                 35
                                                                               ---------------    ---------------
       Net cash provided by (used for) financing activities  ..............            (6,002)                35
                                                                               ---------------    ---------------

Net change in cash and cash equivalents  ..................................            (7,935)           (13,936)
Cash and cash equivalents, beginning of period  ...........................             7,935             16,586
                                                                               ===============    ===============
Cash and cash equivalents, end of period  .................................                 -             $2,650
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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

     The Carbide/Graphite Group, Inc. and Subsidiaries herein are referenced as the "Company." The Company's current fiscal year ends July 31, 1998.

1.  Summary of Significant Accounting Policies:

Interim Accounting

     The Company's Annual Report to Stockholders and Form 10-K for the fiscal year ended July 31, 1997 include additional information about the Company, its operations and its consolidated financial statements, and contains a summary of significant accounting policies followed by the Company in preparation of its consolidated financial statements and should be read in conjunction with this quarterly report on Form 10-Q. These policies were also followed in preparing the unaudited condensed consolidated financial statements included herein. The 1997 year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. Net income for the quarter ended October 31, 1997 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis which follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


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

     The Company is required to adopt Statement of Financial Accounting Standards (SFAS) #128, "Earnings per Share" (SFAS #128) for its fiscal second quarter ending January 31, 1998. SFAS #128 requires the presentation of "basic" and "diluted" earnings per share, versus the current presentation of primary and fully diluted earnings per share. Under SFAS #128, basic earnings per share will be computed utilizing only the weighted average common shares outstanding during the relevant period. As a result, basic earnings per share will be materially higher than primary earnings per share for certain annual periods restated in connection with the adoption of SFAS #128. Diluted earnings per share will be computed utilizing both the weighted average shares and common stock equivalents outstanding during the period. Diluted earnings per share will not differ materially from either primary or fully diluted earnings per share amounts previously disclosed.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS #130, "Reporting Comprehensive Income", and SFAS #131, "Disclosure about Segments of an Enterprise and Related Information." The Company is required to adopt both of these new reporting standards for its fiscal year ending July 31, 1999. The Company has not yet evaluated the effects on disclosure of these new reporting standards.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED

2.  Inventories:

     Inventories consisted of the following (in thousands):

                                         October 31,          July 31,
                                             1997               1997
                                       -----------------  ------------------

Finished goods  ...................             $13,988             $13,990
Work in process  ..................              32,640              33,074
Raw materials  ....................              15,148              11,256
                                       -----------------  ------------------
                                                 61,776              58,320
LIFO reserve  .....................             (10,414)             (9,434)
                                       -----------------  ------------------
                                                 51,362              48,886
Supplies  .........................              10,496              10,559
                                       =================  ==================
                                                $61,858             $59,445
                                       =================  ==================


3.  Income Taxes:

     The provision for income taxes for the quarters ended October 31, 1997 and 1996 are summarized by the following effective tax rate reconciliations:

                                                 Quarter ended October 31,
                                           -------------------------------------
                                                  1997                1996
                                           ------------------  -----------------

Federal statutory tax rate  ............               35.0%              35.0%
Effect of:
 State taxes, net of federal benefit  ..                1.4                1.8
 Foreign sales corporation benefit  ....               (1.6)              (2.8)
 Other  ................................                1.2                1.0
                                           ==================  =================
            Effective tax rate  ........               36.0%              35.0%
                                           ==================  =================


     The income tax provision for the quarter ended October 31, 1997 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1998.


4.  Long-Term Debt:

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

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED

     In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for a five year, $150 million revolving credit facility with a $15 million sub-limit for standby letters of credit (the 1997 Revolving Credit Facility). The 1997 Revolving Credit Facility replaces a $25 million revolving credit facility with PNC Bank entered into on December 1, 1995 (the 1995 Revolving Credit Facility). Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.625%) based on a leverage calculation. As of October 31, 1997, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.8%. Repayment of funds borrowed under the new credit agreement are not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth ratio, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

     As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt in the quarter ended October 31, 1997. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.


5.  Contingencies:

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Antitrust Division of the United States Department of Justice (the DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers. As far as the Company is aware, the DOJ has not made a finding that any person or company violated the law with respect to the subject matter of the Grand Jury proceeding. The proceeding is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the proceeding. No provision for any liability related to such matters has been made in the unaudited condensed consolidated financial statements of the Company as of October 31, 1997.

     Four civil cases have been filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of purchasers for violations of the Sherman Act. Those cases have been consolidated. The consolidated case names the Company, UCAR International, Inc., SGL Carbon Corporation and SGL Carbon AG as defendants and seeks treble damages. The Company intends to vigorously defend against this consolidated action. The case is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the case. No provision for any liability related to such matter has been made in the unaudited condensed consolidated financial statements of the Company as of October 31, 1997.

     In April 1995, the Company was named as a third-party defendant in a Superfund action in Federal District Court in New Jersey relating to waste disposal at a landfill located in Sayreville, New Jersey (the Sayreville

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


Litigation). Carbon Graphite Group, Inc. was named as successor to Airco-Speer Company (Airco-Speer). Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim which it disputes. Furthermore, pursuant to the Asset Purchase Agreement by which the Company acquired its operating assets from The BOC Group, plc. (BOC), BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and agreed to indemnify the Company for losses associated therewith in accordance with the terms of the Asset Purchase Agreement. In addition, BOC asserts that the liability in this matter was settled by a 1992 agreement with the plaintiffs in the present case. As a result of a motion for summary judgment, the Court has substantially reduced the scope of claims which may be brought against the Company. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.

     The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results, cash flows or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of October 31, 1997, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


6.  Other Items:

Other Compensation

     Other compensation for the quarters ended October 31, 1997 and 1996 included $0.2 million accrued under the Company's Incentive Bonus Plan.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal First Quarter ended October 31, 1997

     The following table sets forth certain financial information for the quarters ended October 31, 1997 and 1996 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q:



                                                                                 Quarter Ended October 31,
                                                                               -------------------------------
                                                                                   1997              1996
                                                                               -------------     -------------
                                                                                          (Unaudited)
Net sales:
    Graphite electrode products  ........................................           $54,110           $48,313
    Calcium carbide products  ...........................................            19,284            19,403
                                                                               -------------     -------------
          Total net sales  ..............................................           $73,394           $67,716

Percentage of net sales:
    Graphite electrode products  ........................................              73.7 %            71.3 %
    Calcium carbide products  ...........................................              26.3              28.7
                                                                               -------------     -------------
          Total net sales  ..............................................             100.0 %           100.0 %

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ........................................              20.6 %            18.8 %
    Calcium carbide products  ...........................................              15.2              14.1

Percentage of total net sales:
    Total gross profit  .................................................              19.2 %            17.4 %
    Selling, general and administrative  ................................               4.8               5.9
    Operating income  ...................................................              14.0              11.1
    Income from continuing operations  ..................................               7.7               5.2



     Net sales for the quarter ended October 31, 1997 were $73.4 million, versus $67.7 million in the prior year comparable quarter, an 8.4% increase. Graphite electrode product sales increased 12.0% over the prior year to $54.1 million, while calcium carbide product sales were relatively unchanged at $19.3 million.

     Within the graphite electrode products segment, graphite electrode net sales were $40.5 million, a 15.0% increase over the prior year comparable quarter resulting from a 12.1% increase in shipments and a 2.3% increase in the average net sales price. Graphite electrode shipments increased to 30.1 million pounds from 26.8 million pounds in the prior year comparable quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended October 31, 1997 were 51.8% and 48.2%, respectively. An 8.0% increase in graphite electrode domestic net prices was partially offset by a 4.7% decrease in foreign net prices. The continued strengthening of the U.S. dollar against foreign currencies resulted in the decrease in net foreign prices. Needle coke sales were $8.1 million versus $5.1 million a year ago, a 59.6% increase due to a 44.2% increase in shipments and a 10.7% increase in average net selling prices. Last year's first quarter shipments of needle coke were unusually low due to a three week maintenance shutdown of the needle coke facility which temporarily curtailed production. Graphite specialty product sales during the quarter ended October 31, 1997 were $5.5 million versus $8.0 million in the prior year comparable quarter. The decrease in graphite specialty product sales resulted from a $2.7 million decrease in sales of large graphite rods and plates to SGL Carbon Corporation (SGL Corp.) at cost under a supply agreement which expires in January 1998 (the SGL Supply Agreement).

     Within the calcium carbide products segment, pipeline acetylene sales increased 14.6% to $7.3 million due to a 16.3% increase in acetylene deliveries. Sales of calcium carbide for metallurgical applications increased 3.7% to $6.4 million due to 5.1% increase in shipments. All other calcium carbide product sales decreased 18.4% to $5.7 million ago primarily due to decreased shipments of electrically calcined anthracite coal.

     Gross profit as a percentage of graphite electrode product sales for the quarter ended October 31, 1997 was 20.6%, versus 18.8% in the prior year comparable quarter. The increase in the gross margin was attributable to increased shipments and improved pricing for both needle coke and graphite electrodes. Gross profit as a percentage of calcium carbide product was 15.2%, versus 14.1% a year ago. The increase was due primarily to increased deliveries of pipeline acetylene.

     Selling, general and administrative expenses for the quarter ended October 31, 1997 were $3.5 million, versus $4.0 million in the prior year comparable quarter. The prior year amount was unusually high due to a settlement of a lawsuit and the accrual of costs associated with the search for a new chief executive officer for the Company. Excluding these unusual items, selling, general and administrative expenses were relatively unchanged compared to a year ago.

     Other compensation for the quarters ended October 31, 1997 and 1996 included $0.2 million accrued under the Company's Incentive Bonus Plan.

     Interest expense, net for the quarter ended October 31, 1997 was $1.5 million and included $1.5 million of interest expense associated with the Senior Notes and $0.5 million of interest expense associated with the 1997 Revolving Credit Facility, less $0.2 million in interest income earned on cash, cash equivalents and short-term investments and $0.4 million of capitalized interest. The decrease in net interest expense for the quarter ended October 31, 1997 versus the prior year comparable quarter was the result of the Tender and a revolving credit facility refinancing, as well as the effects of capitalized interest in the current quarter. Interest expense, net for the quarter ended October 31, 1996 was $2.1 million and included $2.4 million of interest expense associated with the Senior Notes, less $0.3 million in interest income. The average outstanding balance of Senior Notes during the prior year quarter was $81.8 million.

     The income tax provision for the quarter ended October 31, 1997 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1998. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation. See Note 3 to the unaudited condensed consolidated financial statements for more details on the Company's effective tax rate.

     As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt in the quarter ended October 31, 1997. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.

Recently Issued Accounting Pronouncements

     The Company is required to adopt SFAS #128, "Earnings per Share" for its fiscal second quarter ending January 31, 1998. SFAS #128 requires the presentation of "basic" and "diluted" earnings per share, versus the current presentation of primary and fully diluted earnings per share. Under SFAS #128, basic earnings per share will be computed utilizing only the weighted average common shares outstanding during the relevant period. As a result, basic earnings per share will be materially higher than primary earnings per share for certain annual periods restated in connection with the adoption of SFAS #128. Diluted earnings per share will be computed utilizing both the weighted average shares and common stock equivalents outstanding during the period. Diluted earnings per share will not differ materially from either primary or fully diluted earnings per share amounts previously disclosed.

     In June 1997, the Financial Accounting Standards Board issued SFAS #130, "Reporting Comprehensive Income", and SFAS #131, "Disclosure about Segments of an Enterprise and Related Information." The Company is required to adopt both of these new reporting standards for its fiscal year ending July 31, 1999. The Company has not yet evaluated the effects on disclosure of these new reporting standards.


Liquidity and Capital Resources

Liquidity

     The Company's liquidity needs are primarily for capital expenditures, working capital and debt service on its revolving credit facility. The Company has undertaken a substantial modernization program with respect to its graphite electrode production facilities and several other major capital projects expected to increase total capital expenditures to approximately $65 million in fiscal 1998 and $35 million in fiscal 1999. The Company believes that its cash flows from operations and availability under its revolving credit facility will be sufficient to fund all of its planned liquidity needs through at least the expiration of the 1997 Revolving Credit Facility in September 2002. However, in the event these resources are not sufficient to fund the Company's capital expenditures (including cash needs for the modernization program and other major capital projects), service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings, the Company would be required to obtain additional funding. There can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

     On September 26, 1997, the Company completed the Tender (See Note 4 to the unaudited condensed consolidated financial statements). The tender price paid to holders of the Senior Notes was $1,086.20 for each $1,000 in Senior Note principal. Also, most holders received an additional $15.00 per $1,000 in Senior Note principal in exchange for their consent to eliminate substantially all of the restrictive covenants and certain default provisions in the Senior Note Indenture other than the covenants to pay interest on and principal of the Senior Notes and the default provisions related to such covenants. Consents were received by holders of more than a majority of the outstanding Senior Notes, resulting in the elimination of such restrictive covenants and default provisions. After the Tender, $0.1 million in Senior Notes were outstanding.

     In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for the 1997 Revolving Credit Facility. The 1997 Revolving Credit Facility replaces the 1995 Revolving Credit Facility. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.625%) based on a leverage calculation. As of October 31, 1997, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.8%. Repayment of funds borrowed under the new credit agreement are not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth ratio, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

     In the process of developing permit applications for facility upgrades, the Company determined that certain parameters in its air permits do not reflect current operations. The Company is working to resolve this issue. At this time, management cannot determine the magnitude of the costs, if any, that may be incurred.


Cash Flow Information

     Cash flow used for operations for the quarter ended October 31, 1997 was $1.3 million. Cash inflows from net income plus non-cash items of $12.7 million were offset by a $14.0 million net cash outflow due to changes in working capital items, including a $10.0 net cash outflow from decreases in accounts payable and accrued expenses and a $2.4 million net cash outflow from an increase in inventories. Net interest payments during the quarter totaled $5.3 million. The Company also paid approximately $2.8 million in incentive bonus and profit sharing awards during the quarter ended October 31, 1997.

     Investing activities for the quarter ended October 31, 1997 included capital expenditures of $16.4 million and $15.7 million in proceeds from the sale of a short-term investments.

     Cash flow used for financing activities for the quarter ended October 31, 1997 were $6.0 million. Cash outflows included $79.9 million for the principal amount of Senior Notes repurchased in connection with the Tender and $8.1 million for the related tender premium. Partially offsetting these cash outflows was a $77.9 million net cash inflow from the 1997 Revolving Credit Facility.

PART II
Item 1

LEGAL PROCEEDINGS

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Antitrust Division of the United States Department of Justice (the DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers. As far as the Company is aware, the DOJ has not made a finding that any person or company violated the law with respect to the subject matter of the Grand Jury proceeding. The proceeding is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the proceeding. No provision for any liability related to such matters has been made in the unaudited condensed consolidated financial statements of the Company as of October 31, 1997.

     Four civil cases have been filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of purchasers for violations of the Sherman Act. Those cases have been consolidated. The consolidated case names the Company, UCAR International, Inc., SGL Corp. and SGL Carbon AG as defendants and seeks treble damages. The Company intends to vigorously defend against this consolidated action. The case is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the case. No provision for any liability related to such matter has been made in the unaudited condensed consolidated financial statements of the Company as of October 31, 1997.

     In April 1995, the Company was named as a third-party defendant in a Superfund action in Federal District Court in New Jersey relating to waste disposal at a landfill located in Sayreville, New Jersey (the Sayreville Litigation). Carbon Graphite Group, Inc. was named as successor to Airco-Speer Company (Airco-Speer). Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim which it disputes. Furthermore, pursuant to the Asset Purchase Agreement by which the Company acquired its operating assets from BOC, BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and agreed to indemnify the Company for losses associated therewith in accordance with the terms of the Asset Purchase Agreement. In addition, BOC asserts that the liability in this matter was settled by a 1992 agreement with the plaintiffs in the present case. As a result of a motion for summary judgment, the Court has substantially reduced the scope of claims which may be brought against the Company. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.

     The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results, cash flows or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of October 31, 1997, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
Item 6

                              A. INDEX TO EXHIBITS


Exhibit                                                                  Page
-------                                                                  ----

11.1 Form of Computation of Earnings per Common Share  ................   17


                             B. REPORTS ON FORM 8-K

     During the quarter ended October 31, 1997, the Company filed three Current Reports on Form 8-K. On August 25, 1997, the Company filed a press release dated July 14, 1997 announcing the planned expansion of production capacity at its affiliate, Seadrift Coke, L.P. On September 2, 1997, the Company filed an update on certain legal proceedings and current developments regarding the Tender. On October 6, 1997, the Company filed a press release dated September 19, 1997 announcing the election of Charles E. Slater to the Company's Board of Directors.

Exhibit 11.1

            FORM OF COMPUTATION OF EARNINGS PER COMMON SHARE for the
                    quarters ended October 31, 1997 and 1996
               (in thousands, except share and per share amounts)



                                                                                        Quarter Ended October 31,
                                                                                     --------------------------------
                                                                                          1997             1996
                                                                                     ---------------  ---------------

  1.   Income from continuing operations  .......................................            $5,653           $3,523
  2.   Extraordinary loss on the early extinguishment of debt  ..................            (6,417)               -
                                                                                     ---------------  ---------------
  3.        Net income (loss) (1 + 2)............................................             ($764)          $3,523
                                                                                     ---------------  ---------------

  4.   Weighted average shares outstanding  .....................................         8,654,772        8,335,522
  5.   Shares issuable under dilutive management stock options   ................           243,204          441,659
                                                                                     ---------------  ---------------
  6.   Common and common equivalent shares outstanding  (4 + 5)..................         8,897,976        8,777,181
                                                                                     ---------------  ---------------
Per share information:
        Income from continuing operations  (1 / 6) ..............................             $0.64            $0.40
        Extraordinary loss on debt repayment  (2 / 6)  ..........................             (0.73)               -
                                                                                     ===============  ===============
             Net income  (3 / 6)  ...............................................            ($0.09)           $0.40
                                                                                     ===============  ===============



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on December 12, 1997.

Signature                 Title
---------                 -----


/s/ Walter B. Fowler      Chief Executive Officer (Principal Executive Officer)
----------------------
 (Walter B. Fowler)


/s/ Stephen D. Weaver     Vice President - Finance and Chief Financial Officer
----------------------    (Principal Financial Officer)
 (Stephen D. Weaver)


/s/ Jeffrey T. Jones      Controller - Corporate Finance
--------------------      (Principal Accounting Officer)
 (Jeffrey T. Jones)