Form 10-Q
period 1998-01-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1998-03-16
CIK 888918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------



                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JANUARY 31, 1998

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

                              -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on March 13, 1998, there were 8,717,022 shares of the Registrant's $.01 par value common stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q



    ITEM                       DESCRIPTION                                 PAGE
------------   -----------------------------------------------------   ---------

               PART I
     1         Index to Financial Statements ......................           2
     2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...........          12

               PART II
     1         Legal Proceedings ..................................          17
     2         Changes in Securities ..............................           *
     3         Defaults Upon Senior Securities ....................           *
     4         Submission of Matters to a Vote of Security Holders           18
     5         Other Information ..................................           *
     6         Index to Exhibits and Reports on Form 8-K ..........           *

               Signatures .........................................          19

     ------------------

         *  Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



                                                                          PAGE
                                                                      ----------

Condensed Consolidated Balance Sheets
     as of January 31, 1998 and July 31, 1997 .......................         3
Unaudited Consolidated Statements of Operations
     for the Quarters and Six Months Ended January 31, 1998 and 1997          4
Unaudited Consolidated Statement of Stockholders' Equity
     for the Six Months Ended January 31, 1998 ......................         5
Unaudited Consolidated Statements of Cash Flows
     for the Quarters and Six Months Ended January 31, 1998 and 1997          6
Footnotes to Unaudited Condensed Consolidated Financial Statements ..         7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of January 31, 1998 and July 31, 1997
                    (in thousands, except share information)



                                                                                    January 31,         July 31,
                                                                                       1998              1997 *
                                                                                  ---------------   ----------------
                                                                                    (Unaudited)

                              ASSETS
Current assets:
    Cash and cash equivalents ................................................                 -             $7,935
    Short-term investments  ..................................................                 -             15,912
    Accounts receivable -- trade, net of allowance for doubtful
       accounts:  $2,030 at January 31 and $2,029 at July 31 .................           $50,727             49,088
    Inventories (Note 2) .....................................................            64,886             59,445
    Other current assets .....................................................            11,183             10,956
                                                                                  ---------------   ----------------
        Total current assets .................................................           126,796            143,336
Property, plant and equipment, net ...........................................           116,470             87,653
Other assets .................................................................             4,503              4,871
                                                                                  ---------------   ----------------
          Total assets .......................................................          $247,769           $235,860
                                                                                  ===============   ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Overdrafts .............................................................            $7,335                  -
      Interest ...............................................................                65             $3,835
    Other current liabilities ................................................            37,365             38,676
                                                                                  ---------------   ----------------
        Total current liabilities ............................................            44,765             42,511
Long-term debt (Note 4) ......................................................            83,032             80,035
Other liabilities ............................................................            17,708             17,105
                                                                                  ---------------   ----------------
          Total liabilities ..................................................           145,505            139,651
                                                                                  ---------------   ----------------

Stockholders' equity:
    Common stock, $0.01 par value; 18,000,000 shares authorized; shares issued:  9,849,022 at January 31 and 9,752,272 at July 31; shares
       outstanding:  8,717,022 at January 31 and 8,632,272 at July 31 ........                98                 97
    Additional paid-in capital ...............................................            35,626             34,163
    Retained earnings  .......................................................            71,757             66,683
    Other stockholders' equity items  ........................................            (5,217)            (4,734)
                                                                                  ---------------   ----------------
            Total stockholders' equity .......................................           102,264             96,209
                                                                                  ---------------   ----------------
             Total liabilities and stockholders' equity ......................          $247,769           $235,860
                                                                                  ===============   ================


*        Condensed from audited fiscal 1997 balance sheet.









          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the quarters and six months ended January 31, 1998 and 1997
                 (in thousands, except share and per share data)




                                                       Quarter Ended January 31,         Six Months Ended January 31,
                                                     ------------------------------    ---------------------------------
                                                         1998             1997               1998              1997
                                                     -------------    -------------    ----------------   --------------
                                                              (Unaudited)                         (Unaudited)


Net sales  .......................................        $74,814          $75,081            $148,208         $142,797
Operating costs and expenses:
    Cost of goods sold  ..........................         60,293           61,827             119,629          117,727
    Selling, general and administrative  .........          4,110            3,407               7,629            7,428
    Other compensation (Note 6)  .................            279              647                 507              914
                                                     -------------    -------------    ----------------   --------------
        Operating income  ........................         10,132            9,200              20,443           16,728
Other costs and expenses:
    Interest expense (Note 4)  ...................          1,152            2,092               2,625            4,197
                                                     -------------    -------------    ----------------   --------------
        Income before income taxes and
          extraordinary loss  ....................          8,980            7,108              17,818           12,531
Provision for taxes on income (Note 3)  ..........          3,142            2,487               6,327            4,387
                                                     -------------    -------------    ----------------   --------------
        Income before extraordinary loss  ........          5,838            4,621              11,491            8,144
Extraordinary loss on early extinguishment of
  debt, net of $3,769 tax benefit  ...............              -                -              (6,417)               -
                                                     -------------    -------------    ----------------   --------------
            Net income  ..........................         $5,838           $4,621              $5,074           $8,144
                                                     =============    =============    ================   ==============




Earnings per share information  (Note 1):
Weighted average common shares
  outstanding ....................................      8,706,272        8,493,855           8,680,522        8,414,689
                                                     -------------    -------------    ----------------   --------------
Weighted average common and common
  equivalent shares outstanding ..................      8,908,818        8,797,471           8,916,716        8,789,349
                                                     -------------    -------------    ----------------   --------------

Income before extraordinary loss:
    Basic  .......................................          $0.67            $0.54               $1.32            $0.97
    Diluted  .....................................           0.66             0.53                1.29             0.93

Extraordinary loss on early extinguishment of debt:
    Basic  .......................................              -                -               (0.74)               -
    Diluted  .....................................              -                -               (0.72)               -
                                                     -------------    -------------    ----------------   --------------

Net income:
    Basic  .......................................          $0.67            $0.54               $0.58            $0.97
                                                     =============    =============    ================   ==============
    Diluted  .....................................          $0.66            $0.53               $0.57            $0.93
                                                     =============    =============    ================   ==============






          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the six months ended January 31, 1998
                      (in thousands, except share amounts)




                                           Common Stock             Additional
                                    ---------------------------       Paid-In        Retained      Other Stockholders'
                                       Shares         Amount          Capital        Earnings         Equity Items
                                    -------------   -----------    -------------   ------------   ---------------------

Balance at July 31,  1997 *......      9,752,272           $97          $34,163        $66,683                 $(4,734)

Net income  .....................              -             -                -          5,074                       -
Exercise of stock options  ......         96,750             1            1,463              -                     (56)
Purchase of treasury stock  .....              -             -                -              -                    (427)
                                    -------------   -----------    -------------   ------------   ---------------------

Balance at January 31,
  1998 (Unaudited)  .............      9,849,022           $98          $35,626        $71,757                 ($5,217)
                                    =============   ===========    =============   ============   =====================

------------------

* Condensed from audited fiscal year 1997 statement of stockholders' equity.






























          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and six months ended January 31, 1998 and 1997
                                 (in thousands)




                                                               Quarter Ended January 31,        Six Months Ended January 31,
                                                              ----------------------------    ---------------------------------
                                                                  1998            1997             1998              1997
                                                              -------------   ------------    ---------------   ---------------
                                                                      (Unaudited)                        (Unaudited)

Net income  ...............................................         $5,838         $4,621             $5,074            $8,144
Adjustments for noncash transactions:
  Depreciation and amortization  ..........................          3,237          2,617              6,377             5,119
  Amortization of debt issuance costs  ....................             33             87                 99               172
  Amortization of intangible assets  ......................             95             79                179               161
  Deferred revenue .......................................             (34)           (33)               (68)              (67)
  Stock option compensation  ..............................              -             20                  -                40
  Adjustments to deferred taxes  ..........................              8           (681)                21              (610)
  Provision for loss - accounts receivable  ...............              -             30                  -                60
  Extraordinary loss on early extinguishment of debt ......              -              -             10,186                 -
Increase (decrease) in cash from changes in:
  Accounts receivable  ....................................         (1,978)           (94)            (1,639)           (5,758)
  Inventories  ...........................................          (3,028)         4,108             (5,441)            3,172
  Income taxes  ...........................................          2,813              3                235             1,569
  Other current assets  ...................................           (212)         2,515                586             1,819
  Accounts payable and accrued expenses  ..................          4,678            919             (5,316)           (3,392)
  Net change in other non-current
     assets and liabilities ...............................             50            342                (70)              314
                                                              -------------   ------------    ---------------   ---------------
      Net cash provided by operations  ....................         11,500         14,533             10,223            10,743
                                                              -------------   ------------    ---------------   ---------------

Investing activities:
  Capital expenditures  ...................................        (18,843)        (5,793)           (35,249)          (10,974)
  Proceeds from (purchase of) short-term investments ......              -           (409)            15,750            (5,409)
                                                              -------------   ------------    ---------------   ---------------
      Net cash used for investing activities  .............        (18,843)        (6,202)           (19,499)          (16,383)
                                                              -------------   ------------    ---------------   ---------------

Financing activities:
  Repurchase of Senior Notes, including
     premium of $8,077 ....................................              -              -            (88,030)                -
  Proceeds from revolving credit facility  ................         28,250              -            112,050                 -
  Repayment on revolving credit facility  .................        (23,200)             -            (29,100)                -
  Other  ..................................................          2,293            200              6,421               235
                                                              -------------   ------------    ---------------   ---------------
         Net cash provided by financing activities  .......          7,343            200              1,341               235
                                                              -------------   ------------    ---------------   ---------------


Net change in cash and cash equivalents  ..................              -          8,531             (7,935)           (5,405)
Cash and cash equivalents, beginning of period  ...........              -          2,650              7,935            16,586
                                                              -------------   ------------    ---------------   ---------------
Cash and cash equivalents, end of period  .................              -        $11,181                  -           $11,181
                                                              =============   ============    ===============   ===============







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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

     The Carbide/Graphite Group, Inc. and Subsidiaries herein are referenced as the "Company." The Company's current fiscal year ends July 31, 1998.

1.       Summary of Significant Accounting Policies:

Interim Accounting

     The Company's Annual Report to Stockholders and Form 10-K for the fiscal year ended July 31, 1997 include additional information about the Company, its operations and its consolidated financial statements and contains a summary of significant accounting policies followed by the Company in preparation of its consolidated financial statements and should be read in conjunction with this quarterly report on Form 10-Q. Unless otherwise noted below, these policies were also followed in preparing the Unaudited Condensed Consolidated Financial Statements included herein. The 1997 year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. Net income for the six months ended January 31, 1998 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis which follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


Earnings per Share

     The Company adopted Statement of Financial Accounting Standards (SFAS) #128,"Earnings per Share" (SFAS #128) for its fiscal second quarter ended January 31, 1998. SFAS #128 requires the presentation of "basic" and "diluted" earnings per share. Under SFAS #128, basic earnings per share is computed utilizing only the weighted average common shares outstanding during the relevant period. Diluted earnings per share is computed utilizing both the weighted average shares and common stock equivalents outstanding during the period to the extent such common stock equivalents have a dilutive effect. Prior year amounts have been restated to conform with the requirements of SFAS #128.

     The following tables provide a reconciliation of the income and share amounts for the basic and diluted earnings per share computations for income from continuing operations for the quarters and six months ended January 31, 1998 and 1997 (dollar amounts in thousands):




                                                        For the quarters ended January 31,
                               ------------------------------------------------------------------------------------
                                                1998                                         1997
                               ---------------------------------------      ---------------------------------------
                                                                Per                                          Per
                                                               Share                                        Share
                                 Income         Shares        Amount          Income         Shares        Amount
                               -----------   -------------   ---------      -----------   -------------   ---------

Basic earnings per share.......   $5,838       8,706,272         $0.67         $4,621       8,493,855        $0.54
                                                             =========                                    =========

Effect of dilutive securities:
  Options for common stock.....        -         202,546                            -         303,616
                               -----------   -------------                  -----------   -------------

Diluted earnings per share ....   $5,838       8,908,818         $0.66         $4,621       8,797,471        $0.53
                               ===========   =============   =========      ===========   =============   =========


               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued



                                                       For the six months ended January 31,
                               ------------------------------------------------------------------------------------
                                                1998                                         1997
                               ---------------------------------------      ---------------------------------------
                                                                Per                                          Per
                                                               Share                                        Share
                                 Income         Shares        Amount          Income         Shares        Amount
                               -----------   -------------   ---------      -----------   -------------   ---------

Basic earnings per share.......  $11,491       8,680,522         $1.32         $8,144       8,414,689         $0.97
                                                             =========                                    =========

Effect of dilutive securities:
  Options for common stock.....        -         236,194                            -         374,660
                               -----------   -------------                  -----------   -------------

Diluted earnings per share ....  $11,491       8,916,716         $1.29         $8,144       8,789,349         $0.93
                               ===========   =============   =========      ===========   =============   =========


Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued SFAS #130, "Reporting Comprehensive Income", SFAS #131,"Disclosure about Segments of an Enterprise and Related Information" and SFAS #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company is required to adopt these new reporting standards for its fiscal year ending July 31, 1999. The Company has not yet evaluated the effects on disclosure of these new reporting standards.


2.       Inventories:

     Inventories consisted of the following (in thousands):

                                           January 31,            July 31,
                                              1998                  1997
                                        -----------------    ------------------

Finished goods  ....................             $10,197               $13,990
Work in process  ...................              38,491                33,074
Raw materials  .....................              16,734                11,256
                                        -----------------    ------------------
                                                  65,422                58,320
LIFO reserve  ......................             (11,215)               (9,434)
                                        -----------------    ------------------
                                                  54,207                48,886
Supplies  ..........................              10,679                10,559
                                        -----------------    ------------------
                                                 $64,886               $59,445
                                        =================    ==================

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

3.       Income Taxes:

     The provision for income taxes for the quarters and six months ended January 31, 1998 and 1997 are summarized by the following effective tax rate reconciliations:



                                                              Quarter Ended                Six Months Ended
                                                               January 31,                   January 31,
                                                        --------------------------    --------------------------
                                                           1998           1997           1998            1997
                                                        ----------     -----------    -----------     ----------

Federal statutory tax rate  .......................         35.0%           35.0%          35.0%          35.0%
Effect of:
     State taxes, net of federal benefit  .........          1.4             1.8            1.4            1.8
     Foreign sales corporation benefit  ...........         (1.6)           (2.8)          (1.6)          (2.8)
     Other  .......................................          0.2             1.0            0.7            1.0
                                                        ----------     -----------    -----------     ----------
       Effective tax rate  ........................         35.0%           35.0%          35.5%          35.0%
                                                        ==========     ===========    ===========     ==========


     The income tax provisions for the quarter and six months ended January 31, 1998 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1998.

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

     In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for a five year, $150 million revolving credit facility with a $15 million sub-limit for standby letters of credit (the 1997 Revolving Credit Facility). The 1997 Revolving Credit Facility replaces a $25 million revolving credit facility with PNC Bank entered into on December 1, 1995 (the 1995 Revolving Credit Facility). Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.625%) based on a leverage calculation. As of January 31, 1998, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.8%. Repayment of funds borrowed under the new credit agreement are not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth ratio, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

     As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt during the six months ended January 31, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.


5.       Contingencies:

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Antitrust Division of the United States Department of Justice (the DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers. The proceeding is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the proceeding. No provision for any liability related to such matters has been made in the Unaudited Condensed Consolidated Financial Statements of the Company as of January 31, 1998.

     Four civil cases have been filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of purchasers for violations of the Sherman Act. Those cases have been consolidated. The consolidated case names the Company, UCAR International, Inc., SGL Carbon Corporation and SGL Carbon AG as defendants and seeks treble damages. The Company intends to vigorously defend against this consolidated action. The case is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the case. No provision for any liability related to such matter has been made in the Unaudited Condensed Consolidated Financial Statements of the Company as of January 31, 1998.

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

     The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

adverse effect on the financial position, fiscal year operating results, cash flows or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of January 31, 1998, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


6.       Other Items:

Other Compensation

     Other compensation for the quarter and six months ended January 31, 1998 included $0.3 million and $0.5 million, respectively, accrued under the Company's Incentive Bonus Plan.


7.       Subsequent Event:

     On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's common stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain financial information for the quarters and six months ended January 31, 1998 and 1997 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:



                                                         Quarter Ended                    Six Months Ended
                                                          January 31,                        January 31,
                                                  ----------------------------    ---------------------------------
                                                      1998            1997             1998              1997
                                                  ------------    ------------    --------------    ---------------
                                                          (Unaudited)                        (Unaudited)

Net sales:
    Graphite electrode products  ..............        $55,196         $54,960          $109,306           $103,273
    Calcium carbide products  .................         19,618          20,121            38,902             39,524
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................        $74,814         $75,081          $148,208           $142,797
                                                  ============    ============    ==============    ===============

Percentage of net sales:
    Graphite electrode products  ..............           73.8%           73.2%             73.8%              72.3%
    Calcium carbide products  .................           26.2            26.8              26.2               27.7
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................          100.0%          100.0%            100.0%             100.0%
                                                  ============    ============    ==============    ===============

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ..............           20.0%           18.6%             20.3%              18.7%
    Calcium carbide products  .................           17.7            14.9              16.5               14.5

Percentage of total net sales:
    Total gross profit  .......................           19.4%           17.7%             19.3%              17.6%
    Selling, general and administrative  ......            5.5             4.5               5.1                5.2
    Operating income  .........................           13.5            12.3              13.8               11.7
    Income from continuing operations .........            7.8             6.2               7.8                5.7




     Net sales for the quarter ended January 31, 1998 were $74.8 million versus $75.1 million in the prior year comparable quarter. Graphite electrode product sales for the quarter ended January 31, 1998 were $55.2 million versus $55.0 million in the prior year comparable quarter. Calcium carbide product sales were $19.6 million versus $20.1 million in the prior year comparable quarter. Net sales for the six months ended January 31, 1998 were $148.2 million versus $142.8 million in the prior year comparable period, a 3.8% increase. For the six months ended January 31, 1998, graphite electrode product sales increased 5.8% to $109.3 million, while calcium carbide product sales decreased 1.6% to $38.9 million.

     Within the graphite electrode products segment, graphite electrode net sales for the quarter ended January 31, 1998 were $40.8 million, a 5.8% increase over the prior year comparable quarter as a result of a 6.3% increase in shipments. Net prices of graphite electrodes for the quarter ended January 31, 1998 were essentially unchanged as compared to the quarter a year ago. A 5.8% increase in domestic electrode prices was offset by an 8.5% decrease in realized foreign electrode prices. The continued strengthening of the U.S. dollar against foreign currencies resulted in the decrease in realized foreign prices. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended January 31, 1998 were 54.0% and 46.0%, respectively, versus 52.2% and 47.8%, respectively, for the prior year comparable quarter. Needle coke sales for the quarter ended January 31, 1998 were $10.1 million versus $7.0 million in the prior year comparable quarter, a 43.9% increase due to a 37.9% increase in shipments and a 4.4% increase in average net selling prices. Graphite specialty product sales for the quarter ended January 31, 1998 totaled $4.3 million versus $9.4 million a year ago. The decrease was principally the result of the winding down of a supply agreement with SGL Carbon Corporation (SGL Corp.) under which the Company sold large graphite rods and plates and other processing services to SGL Corp. at cost for a period of three years (the SGL Supply Agreement). The contract expired in January 1998.

     For the six months ended January 31, 1998, graphite electrode sales were $81.2 million, a 10.2% increase over the prior year comparable period principally resulting from a 9.1% increase in shipments. Net selling prices for graphite electrodes during the six months ended January 31, 1998 were essentially unchanged as compared to a year ago. While the average domestic net price increased 6.5%, foreign price realizations were down 5.5% due to the relatively stronger U.S. dollar during the current period. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the six months ended January 31, 1998 were 52.9% and 47.1%, respectively, versus 50.5% and 49.5%, respectively, in the prior year comparable period. Needle coke sales for the six months ended January 31, 1998 were $18.3 million versus $12.1 million in the prior year comparable period. The increase in needle coke sales was due to a 40.6% increase in needle coke shipments and a 7.0% increase in needle coke prices. Graphite specialty product sales for the six months ended January 31, 1998 were $9.8 million versus $17.4 million in the prior year comparable period, with the decrease resulting from the winding down of the SGL Supply Agreement.

     Within the calcium carbide product segment, pipeline acetylene sales for the quarter ended January 31, 1998 were $7.7 million versus $7.0 million in the prior year comparable quarter, a 9.7% increase. The increase was due to a 13.2% increase in acetylene deliveries, partially offset by a 3.1% decrease in acetylene prices. Desulfurization sales of $5.8 million represented an 11.0% decrease from a year ago, as shipments decreased 7.9% and prices decreased 3.4%. Sales in other product categories totaled $6.2 million, a 7.0% decrease from the prior year comparable quarter resulting from decreased shipments of electrically calcined anthracite coal. For the six months ended January 31, 1998, pipeline acetylene sales were $14.9 million versus $13.3 million for the comparable period a year ago, a 12.0% increase resulting from a 15.8% increase in acetylene deliveries, partially offset by a 3.2% decrease in acetylene prices. Desulfurization sales of $12.2 million represented a 3.9% decrease from a year ago, as shipments decreased 1.7% and prices decreased 2.2%. All other calcium carbide product sales for the six months ended January 31, 1998 totaled $11.8 million, a 12.8% decrease from the comparable prior year period resulting primarily from a decrease in shipments of electrically calcined anthracite coal.

     Gross profit as a percentage of graphite electrode product sales for the quarter ended January 31, 1998 was 20.0% versus 18.6% in the prior year comparable quarter. Gross profit as a percentage of graphite electrode product sales for the six months ended January 31, 1998 was 20.3% versus 18.7% in the prior year comparable period. The increase in the gross margins in both periods resulted primarily from increased shipments and selling prices for needle coke. Also, the cost of decant oil, the primary raw material in the production of needle coke, during the current quarter and six months was approximately 11% and 9% lower, respectively, as compared to a year ago.

     Gross profit as a percentage of calcium carbide product sales for the quarter ended January 31, 1998 was 17.7% versus 14.9% in the prior year comparable quarter. Gross profit as a percentage of calcium carbide product sales for the six months ended January 31, 1998 was 16.5% versus 14.5% in the prior year comparable period. The increase was primarily the result of increased shipments of pipeline acetylene, coupled with lower raw material and operating costs during the current quarter.

     Selling, general and administrative expenditures for the quarter ended January 31, 1998 were $4.1 million versus $3.4 million in the comparable quarter a year ago. Total expenses increased in the current quarter as a result of a one-time charge of $0.3 million for consulting expenditures, as well as increased legal fees and marketing expenditures in the graphite electrode products business. Selling, general and administrative expenditures for the six months ended January 31, 1998 were $7.6 million versus $7.4 million in the comparable period a year ago. The prior year amount was unusually high as a result of a settlement of a lawsuit and the accrual of costs associated with the search for a new chief executive officer for the Company. Excluding these unusual items, expenditures increased $0.7 million in the current period as a result of the items noted in the quarterly discussion above.

     Other compensation for the quarter and six months ended January 31, 1998 included $0.3 million and $0.5 million, respectively, in charges associated with the Company's incentive bonus plan. Other compensation for the quarter and six months ended January 31, 1997 included $0.2 million and $0.8 million, respectively, in charges associated with the Company's incentive bonus plan.

     Net interest expense for the quarter ended January 31, 1998 was $1.2 million and included $1.4 million of interest expense associated with the 1997 Revolving Credit Facility and $0.2 million in bank fees, less $0.4 million in capitalized interest. Net interest expense for the quarter ended January 31, 1997 was $2.1 million and included $2.5 million of interest expense associated with the Senior Notes, less $0.4 million in interest income associated with the Company's cash equivalents and short-term investments. Net interest expense for the six months ended January 31, 1998 was $2.6 million, including $1.9 million of interest expense associated with the 1997 Revolving Credit Facility, $1.5 million of interest expense associated with the Senior Notes and $0.3 million in bank fees, less capitalized interest of $0.8 million and interest income of $0.2 million. Net interest expense for the six months ended January 31, 1997 was $4.2 million, including $4.7 million of interest expense associated with the Senior Notes, less $0.7 million of interest income.

     The income tax provisions for the quarter and six months ended January 31, 1998 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1998. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more details on the Company's effective tax rate.

     As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt during the six months ended January 31, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.


Recently Issued Accounting Pronouncements

     The Company adopted SFAS #128, "Earnings per Share", during its fiscal second quarter ended January 31, 1998. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for a discussion of this new accounting standard.

     The Financial Accounting Standards Board has recently issued SFAS #130, "Reporting Comprehensive Income", SFAS #131,"Disclosure about Segments of an Enterprise and Related Information" and SFAS #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company is required to adopt these new reporting standards for its fiscal year ending July 31, 1999. The Company has not yet evaluated the effects on disclosure of these new reporting standards.

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

     In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for the 1997 Revolving Credit Facility. The 1997 Revolving Credit Facility replaces the 1995 Revolving Credit Facility. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.625%) based on a leverage calculation. As of January 31, 1998, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.8%. Repayment of funds borrowed under the new credit agreement are not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth ratio, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

     In the process of developing permit applications for facility upgrades, the Company determined that certain parameters in its air permits do not reflect current operations. The Company is working to resolve this issue and has advised the appropriate state environmental authorities. At this time, management cannot determine the magnitude of the costs, if any, that may be incurred.

     On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's common stock. Subject to price and market considerations and applicable securities laws, such purchases will be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations.

Cash Flow Information

     Cash flow provided by operations for the quarter ended January 31, 1998 was $11.5 million, including $9.2 million of cash inflows from net income plus non-cash items and $2.3 million of net cash inflows from changes in working capital items. Net interest and tax payments for the quarter were $1.6 million and $0.1 million, respectively. Cash flow provided by operations for the six months ended January 31, 1998 was $10.2 million. Cash inflows from net income plus non-cash items of $21.9 million were partially offset by an $11.6 million net cash outflow due to changes in working capital items, including a $5.4 million increase in inventories. Net interest and tax payments for the six-month period were $6.9 million and $1.2 million, respectively.

     Investing activities for the quarter and six months ended January 31, 1998 included $18.8 million and $35.2 million, respectively, in capital expenditures. Also, investing activities during the six months ended January 31, 1998 included a $15.8 million net cash inflow from the sale of short-term investments. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures, including its modernization and expansion programs. The Company believes that its future cash flow provided by operations and borrowings under its revolving credit facility will be adequate to fund its currently planned investing needs in the future.

     Cash flow provided by financing activities for the quarter ended January 31, 1998 was $7.3 million, including a $5.1 million net inflow from the 1997 Revolving Credit Facility. Cash flow provided by financing activities for the six months ended January 31, 1998 was $1.3 million. Major cash flow items included an $83 million net cash inflow from the 1997 Revolving Credit Facility, offset by outflows of $79.9 million for the principal amount of Senior Notes repurchased in connection with the Tender and $8.1 million for the related tender premium.

PART II
Item 1

LEGAL PROCEEDINGS

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Antitrust Division of the United States Department of Justice (the DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers. The proceeding is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the proceeding. No provision for any liability related to such matters has been made in the Unaudited Condensed Consolidated Financial Statements of the Company as of January 31, 1998.

     Four civil cases have been filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of purchasers for violations of the Sherman Act. Those cases have been consolidated. The consolidated case names the Company, UCAR International, Inc., SGL Carbon Corporation and SGL Carbon AG as defendants and seeks treble damages. The Company intends to vigorously defend against this consolidated action. The case is in its preliminary stages. At this time, management cannot determine whether a material loss will be incurred as a result of the case. No provision for any liability related to such matter has been made in the Unaudited Condensed Consolidated Financial Statements of the Company as of January 31, 1998.

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


     The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results, cash flows or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of January 31, 1998, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 9, 1997, the Company held its Annual Meeting of Stockholders in Pittsburgh, PA. (the Meeting). At the Meeting, Mr. Paul F. Balser, Mr. Robert M. Howe and Mr. Ronald B. Kalich were each re- elected to the Company's Board of Directors for terms expiring at the Annual Meeting of Stockholders in 2000. In addition to Messrs. Balser, Howe and Kalich, Mr. Walter B. Fowler, Mr. Nicholas
T. Kaiser, Mr. James G. Baldwin, Mr. James R. Ball and Mr. Charles E. Slater constitute the Company's Board of Directors. Also at the Meeting, Coopers & Lybrand L.L.P. was ratified as the Company's independent accountants for its fiscal year ending July 31, 1998. Total shares issued and outstanding as of October 20, 1997, the date of record for the Meeting, were 8,689,272. Tabulations of votes cast were as follows:


For Board of Directors                  For                 Withheld Authority
------------------------------       ----------      ---------------------------
Paul F. Balser                        7,180,799                         17,344
Robert M. Howe                        7,194,479                          3,664
Ronald B. Kalich                      7,194,599                          3,544


For Coopers & Lybrand L.L.P.
---------------------------------------
For                            7,189,234
Against                            6,000
Abstain                            2,900

     There were no broker non-votes for any elections held at the Meeting.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on March 13, 1998.



        Signature                                     Title
-------------------------------------------------------------------------------



  /s/ Walter B. Fowler     Chief Executive Officer (Principal Executive Officer)
------------------------
   (Walter B. Fowler)


  /s/ Stephen D. Weaver     Vice President - Finance and Chief Financial Officer
-------------------------   (Principal Financial Officer)
   (Stephen D. Weaver)


  /s/ Jeffrey T. Jones      Controller  (Principal Accounting Officer)
-------------------------
   (Jeffrey T. Jones)