Form 10-Q
period 1998-04-30
CARBIDE GRAPHITE GROUP INC /DE/
filed 1998-06-15
CIK 888918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------



                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED APRIL 30, 1998

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

--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on June 12, 1998, there were 8,734,042 shares of the Registrant's $0.01 par value common stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q



    ITEM                     DESCRIPTION                                 PAGE
------------   ----------------------------------------------------   ---------

               PART I
     1         Index to Financial Statements .......................         2
     2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ............        12

               PART II
     1         Legal Proceedings ...................................        18
     2         Changes in Securities ...............................        19
     3         Defaults Upon Senior Securities .....................         *
     4         Submission of Matters to a Vote of Security Holders .         *
     5         Other Information ...................................         *
     6         Index to Exhibits and Reports on Form 8-K ...........        19

               Signatures ..........................................        20

                        ------------------

     *     Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                         PAGE
                                                                      ----------

Condensed Consolidated Balance Sheets
     as of April 30, 1998 and July 31, 1997 .........................         3
Unaudited Consolidated Statements of Operations
     for the Quarters and Nine Months Ended April 30, 1998 and 1997 .         4
Unaudited Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended April 30, 1998 .......................         5
Unaudited Consolidated Statements of Cash Flows
     for the Quarters and Nine Months Ended April 30, 1998 and 1997 .         6
Footnotes to Unaudited Condensed Consolidated Financial Statements ..         7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of April 30, 1998 and July 31, 1997
                    (in thousands, except share information)




                                                                                     April 30,          July 31,
                                                                                       1998              1997 *
                                                                                  ---------------   ----------------
                                                                                    (Unaudited)
                                    ASSETS

Current assets:
    Cash and cash equivalents ................................................                  -             $7,935
    Short-term investments  ..................................................                  -             15,912
    Accounts receivable -- trade, net of allowance for doubtful
       accounts:  $2,030 at April 30 and $2,029 at July 31 ..................             $47,424             49,088
    Inventories (Note 2) .....................................................             61,711             59,445
    Income taxes receivable ..................................................              3,645                  -
    Other current assets .....................................................             10,956             10,956
                                                                                  ---------------   ----------------
        Total current assets .................................................            123,736            143,336
Property, plant and equipment, net ...........................................            133,646             87,653
Deferred income taxes ........................................................              3,217                  -
Other assets .................................................................              4,612              4,871
                                                                                  ---------------   ----------------
          Total assets .......................................................           $265,211           $235,860
                                                                                  ===============   ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable ...................................................            $15,678            $21,036
    Overdrafts ...............................................................              5,427                  -
    Interest .................................................................                196              3,835
    Antitrust claims reserve (Note 5) ........................................             37,209                  -
    Other current liabilities ................................................             17,059             17,640
                                                                                  ---------------   ----------------
        Total current liabilities ............................................             75,569             42,511
Long-term debt (Note 4) ......................................................             97,782             80,035
Deferred income taxes ........................................................                  -              7,161
Other liabilities ............................................................             10,730              9,944
                                                                                  ---------------   ----------------
          Total liabilities ..................................................            184,081            139,651
                                                                                  ---------------   ----------------

Stockholders' equity:
    Common stock, $0.01 par value; 18,000,000 shares authorized; shares issued:  9,871,042 at April 30 and 9,752,272 at July 31; shares
       outstanding:  8,734,042 at April 30 and 8,632,272 at July 31 ..........                 99                 97
    Additional paid-in capital ...............................................             35,958             34,163
    Retained earnings  .......................................................             50,448             66,683
    Other stockholders' equity items  ........................................             (5,375)            (4,734)
                                                                                  ---------------   ----------------
            Total stockholders' equity .......................................             81,130             96,209
                                                                                  ---------------   ----------------
             Total stockholders' equity ......................................           $265,211           $235,860
                                                                                  ===============   ================


*        Condensed from audited fiscal 1997 balance sheet.





          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the quarters and nine months ended April 30, 1998 and 1997
                 (in thousands, except share and per share data)




                                                        Quarter Ended April 30,           Nine Months Ended April 30,
                                                     ------------------------------    ---------------------------------
                                                         1998             1997               1998              1997
                                                     -------------    -------------    ----------------   --------------
                                                              (Unaudited)                          (Unaudited)


Net sales ........................................         $72,771          $74,923            $220,979         $217,720
Operating costs and expenses:
    Cost of goods sold ...........................          62,045           60,644             181,674          178,371
    Selling, general and administrative ..........           3,696            3,417              11,325           10,845
    Other compensation (Note 6) ..................             150              318                 657            1,232
    Early retirement/severance charges (Note 6)                  -            1,100                   -            1,100
    Other expenses (Note 5) ......................          38,000                -              38,000                -
                                                     -------------    -------------    ----------------   --------------
        Operating income (loss) ..................         (31,120)           9,444             (10,677)          26,172
Other costs and expenses:
    Interest expense (Note 4) ....................           1,155            1,902               3,780            6,099
                                                     -------------    -------------    ----------------   --------------
        Income (loss) before income taxes and
          extraordinary loss .....................         (32,275)           7,542             (14,457)          20,073
Provision for (benefit from)
  taxes on income (Note 3) .......................         (10,966)           2,794              (4,639)           7,181
                                                     -------------    -------------    ----------------   --------------
        Income (loss) before extraordinary loss ..         (21,309)           4,748              (9,818)          12,892
Extraordinary loss on early extinguishment of
  debt, net of $3,769 tax benefit ................               -                -              (6,417)               -
                                                     -------------    -------------    ----------------   --------------
            Net income (loss) ....................        ($21,309)          $4,748            ($16,235)         $12,892
                                                     =============    =============    ================   ==============




Earnings per share information  (Note 1):
Weighted average common shares
  outstanding ....................................       8,722,695        8,606,439           8,694,580        8,478,605
                                                     -------------    -------------    ----------------   --------------
Weighted average common and common
  equivalent shares outstanding ..................             -          8,824,924                 -          8,806,969
                                                     -------------    -------------    ----------------   --------------

Income (loss) before extraordinary loss:
    Basic  .......................................          ($2.44)           $0.55              ($1.13)           $1.52
    Diluted  .....................................          ($2.44)           $0.54              ($1.13)           $1.46

Extraordinary loss on early extinguishment of debt:
    Basic  .......................................               -                -               (0.74)               -
    Diluted  .....................................               -                -               (0.74)               -
                                                     -------------    -------------    ----------------   --------------

Net income (loss):
    Basic  .......................................          ($2.44)           $0.55              ($1.87)           $1.52
                                                     =============    =============    ================   ==============
    Diluted  .....................................          ($2.44)           $0.54              ($1.87)           $1.46
                                                     =============    =============    ================   ==============



          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the nine months ended April 30, 1998
                      (in thousands, except share amounts)





                                           Common Stock              Additional
                                    ---------------------------       Paid-In        Retained      Other Stockholders'
                                       Shares         Amount          Capital        Earnings         Equity Items
                                    -------------   -----------    -------------   ------------   ---------------------

Balance at July 31,  1997 *......       9,752,272           $97          $34,163        $66,683                 $(4,734)

Net loss  .......................               -             -                -        (16,235)                      -
Exercise of stock options  ......         118,770             2            1,795              -                     (59)
Purchase of treasury stock  .....               -             -                -              -                    (582)
                                    -------------   -----------    -------------   ------------   ---------------------

Balance at April 30,
  1998 (Unaudited)  .............       9,871,042           $99          $35,958        $50,448                 ($5,375)
                                    =============   ===========    =============   ============   =====================


------------------

* Condensed from audited fiscal year 1997 statement of stockholders' equity.






























          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and nine months ended April 30, 1998 and 1997
                                 (in thousands)



                                                                Quarter Ended April 30,          Nine Months Ended April 30,
                                                              ----------------------------    ---------------------------------
                                                                  1998            1997             1998              1997
                                                              -------------   ------------    ---------------   ---------------
                                                                      (Unaudited)                        (Unaudited)


Net income (loss)  ........................................        ($21,309)        $4,748           ($16,235)          $12,892
Adjustments for noncash transactions:
  Depreciation and amortization  ..........................           3,356          2,712              9,733             7,831
  Amortization of debt issuance costs  ....................              54             85                153               257
  Amortization of intangible assets  ......................              91             79                270               240
  Deferred revenue .......................................              (33)           (34)              (101)             (101)
  Stock option compensation  ..............................               -              7                  -                47
  Adjustments to deferred taxes  ..........................         (10,399)            80            (10,378)             (530)
  Provision for loss - accounts receivable  ...............               -             30                  -                90
  Extraordinary loss on early extinguishment of debt ......               -              -             10,186                 -
Increase (decrease) in cash from changes in:
  Accounts receivable  ....................................           3,303          1,690              1,664            (4,068)
  Inventories  ............................................           3,175         (4,250)            (2,266)           (1,078)
  Income taxes  ...........................................          (4,490)        (1,017)            (4,255)              552
  Other current assets  ...................................             311           (803)               897             1,016
  Accounts payable and accrued expenses  ..................          33,557          2,649             28,241              (743)
  Net change in other non-current
     assets and liabilities ...............................             234            133                164               447
                                                              -------------   ------------    ---------------   ---------------
      Net cash provided by operations  ....................           7,850          6,109             18,073            16,852
                                                              -------------   ------------    ---------------   ---------------

Investing activities:
  Capital expenditures  ...................................         (20,710)        (8,336)           (55,959)          (19,310)
  Proceeds from (purchase of) short-term investments ......               -              -             15,750            (5,409)
                                                              -------------   ------------    ---------------   ---------------
      Net cash used for investing activities  .............         (20,710)        (8,336)           (40,209)          (24,719)
                                                              -------------   ------------    ---------------   ---------------

Financing activities:
  Repurchase of Senior Notes, including
     premium of $8,077 ....................................               -              -            (88,030)                -
  Proceeds from revolving credit facility  ................          41,700              -            153,750                 -
  Repayment on revolving credit facility  .................         (26,950)             -            (56,050)                -
  Other  ..................................................          (1,890)           119              4,531               354
                                                              -------------   ------------    ---------------   ---------------
      Net cash provided by financing activities  ..........          12,860            119             14,201               354
                                                              -------------   ------------    ---------------   ---------------


Net change in cash and cash equivalents  ..................               -         (2,108)            (7,935)           (7,513)
Cash and cash equivalents, beginning of period  ...........               -         11,181              7,935            16,586
                                                              -------------   ------------    ---------------   ---------------
Cash and cash equivalents, end of period  .................               -         $9,073                  -            $9,073
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

     In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. Net loss for the nine months ended April 30, 1998 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis which follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


Earnings per Share

     The Company adopted Statement of Financial Accounting Standards (SFAS) #128,"Earnings per Share" (SFAS #128) during its fiscal second quarter ended January 31, 1998. SFAS #128 requires the presentation of "basic" and "diluted" earnings per share. Under SFAS #128, basic earnings per share is computed utilizing only the weighted average common shares outstanding during the relevant period. Diluted earnings per share is computed utilizing both the weighted average shares and common stock equivalents outstanding during the period to the extent such common stock equivalents have a dilutive effect. Prior year amounts have been restated to conform with the requirements of SFAS #128.

     The following tables provide a reconciliation of the income and share amounts for the basic and diluted earnings per share computations for income from continuing operations for the quarters and nine months ended April 30, 1998 and 1997 (dollar amounts in thousands):




                                                         For the quarters ended April 30,
                               ------------------------------------------------------------------------------------
                                                1998                                         1997
                               ---------------------------------------      ---------------------------------------
                                                                Per                                          Per
                                 Income                        Share          Income                        Share
                                 (Loss)         Shares        Amount          (Loss)         Shares        Amount
                               -----------   -------------   ---------      -----------   -------------   ---------

Basic earnings per share.......   ($21,309)      8,722,695      ($2.44)         $4,748       8,606,439       $0.55
                                                             =========                                    =========

Effect of dilutive securities:
  Options for common stock.....          -             -                           -           218,485
                               -----------   -------------                  -----------   -------------

Diluted earnings per share ....   ($21,309)      8,722,695      ($2.44)         $4,748       8,824,924       $0.54
                               ===========   =============   =========      ===========   =============   =========


               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued




                                                       For the nine months ended April 30,
                               ------------------------------------------------------------------------------------
                                                1998                                         1997
                               ---------------------------------------      ---------------------------------------
                                                                Per                                          Per
                                 Income                        Share          Income                        Share
                                 (Loss)         Shares        Amount          (Loss)         Shares        Amount
                               -----------   -------------   ---------      -----------   -------------   ---------
Basic earnings per share.......    ($9,818)      8,694,580      ($1.13)       $12,892       8,478,605        $1.52
                                                             =========                                    =========

Effect of dilutive securities:
  Options for common stock.....          -             -                            -         328,364
                               -----------   -------------                  -----------   -------------

Diluted earnings per share ....    ($9,818)      8,694,580      ($1.13)       $12,892       8,806,969        $1.46
                               ===========   =============   =========      ===========   =============   =========



     Since the Company's results were a net loss from continuing operations for the quarter and nine months ended April 30, 1998, common equivalent shares were excluded from the diluted earnings per share computations for those periods as their effect would have been anti-dilutive.


Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued SFAS #130, "Reporting Comprehensive Income", SFAS #131,"Disclosure about Segments of an Enterprise and Related Information" and SFAS #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company is required to adopt these new reporting standards for its fiscal year ending July 31, 1999. The Company is evaluating the effects on disclosure of these new reporting standards.


2.       Inventories:

         Inventories consisted of the following (in thousands):


                                            April 30,             July 31,
                                              1998                  1997
                                        -----------------    ------------------

Finished goods  ....................              $13,007               $13,990
Work in process  ...................               34,846                33,074
Raw materials  .....................               14,607                11,256
                                        -----------------    ------------------
                                                   62,460                58,320
LIFO reserve  ......................              (11,997)               (9,434)
                                        -----------------    ------------------
                                                   50,463                48,886
Supplies  ..........................               11,248                10,559
                                        -----------------    ------------------
                                                  $61,711               $59,445
                                        =================    ==================

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

3.       Income Taxes:

     The provision for (benefit from) income taxes for the quarters and nine months ended April 30, 1998 and 1997 are summarized by the following effective tax rate reconciliations:



                                                              Quarter Ended               Nine Months Ended
                                                                April 30,                     April 30,
                                                        --------------------------    --------------------------
                                                           1998           1997           1998            1997
                                                        ----------     -----------    -----------     ----------

Federal statutory tax rate  .......................         (35.0)%          35.0%         (35.0)%         35.0%
Effect of:
     State taxes, net of federal benefit  .........           1.4             1.8            1.4            1.8
     Foreign sales corporation benefit  ...........          (1.6)           (2.8)          (1.6)          (2.8)
     Prior year adjustments  ......................             -             1.7              -            0.6
     Other  .......................................           1.2             1.3            3.1            1.2
                                                        ----------     -----------    -----------     ----------
       Effective tax rate  ........................         (34.0)%          37.0%         (32.1)%         35.8%
                                                        ==========     ===========    ===========     ==========



     The income tax benefits for the quarter and nine months ended April 30, 1998 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1998.

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

     In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for a five year, $150 million revolving credit facility with a $15 million sub-limit for standby letters of credit (the 1997 Revolving Credit Facility, as amended). The 1997 Revolving Credit Facility replaces a $25 million revolving credit facility with PNC Bank entered into on December 1, 1995 (the 1995 Revolving Credit Facility). Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.625%) based on a leverage calculation (specifically, the Consolidated Total
Indebtedness to EBITDA Ratio). As of April 30, 1998, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.4%. Repayment of funds borrowed under the new credit agreement are not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth ratio, all as defined in the 1997 Revolving Credit Facility agreement. In April

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

1998, the 1997 Revolving Credit Facility was amended to incorporate a $38 million pre-tax charge ($25 million after expected tax benefits) for pending antitrust claims (See Note 5 below). The financial covenants in the 1997
Revolving Credit Facility agreement were generally amended to exclude the effects of this provision and reserve. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

     As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt during the nine months ended April 30, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.


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

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc., SGL Carbon Corporation and SGL Carbon AG as defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the proported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated cases and names the same defendants as well as Showa Denko Carbon, Inc. (the "Named Defendants"). Thereafter, four additional purchasers and a related party of one purchaser who were previously included in the proported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants and, in several cases, certain present or former related parties of UCAR International, Inc. asserting substantially the same claims and seeking the same relief as in the consolidated cases. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998; the Company is seeking to transfer this action to the Eastern District of Pennsylvania.

     The Company has also advised the Commission of the European Communities (the "Commission") that it wishes to invoke its Notice on the non-imposition or reduction of fines in cartel cases (the Leniency Notice). Generally under these Guidelines, the Commission may substantially reduce fines and other penalties if a company cooperates with the Commission and in the judgment of the Commission provides significant information. The Company understands that the Commission will determine any fines at the completion of its proceedings which may not be concluded for a year or more.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--Continued

     During the quarter ended April 30, 1998, the Company recorded a $38 million pretax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other
expenses   associated   with  the   antitrust   matters   noted  above  and  the
investigations initiated by the antitrust enforcement authorities of the European Union (the Antitrust Charge). The Antitrust Charge includes amounts which may be paid in 1998 and beyond, including through settlements with customers, fines and other costs. Based on the information available to it to date, the Company believes that Antitrust Charge is sufficient to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. In addition, the Company believes that its cash flows from operations and availability under the 1997 Revolving Credit Facility will be sufficient to fund all of its planned liquidity needs, including the resolution of the antitrust matters described above, through at least the expiration of the 1997 Revolving Credit Facility in September 2002. However, circumstances could change and the actual liabilities, costs and expenses resulting from the antitrust matters (including the Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's ability to service its currently planned liquidity needs.

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

     The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results, cash flows or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of April 30, 1998, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


6.       Other Items:

Other Compensation

     Other compensation for the quarter and nine months ended April 30, 1998 included $0.2 million and $0.7 million, respectively, accrued under the Company's Incentive Bonus Plan.


Early Retirement/Severance Charge

     Early retirement/severance charges for the quarter and nine months ended April 30, 1997 represent costs associated with the retirement of two executives of the Company.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain financial information for the quarters and nine months ended April 30, 1998 and 1997 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:




                                                         Quarter Ended                    Nine Months Ended
                                                           April 30,                          April 30,
                                                  ----------------------------    ---------------------------------
                                                      1998            1997             1998              1997
                                                  ------------    ------------    --------------    ---------------
                                                          (Unaudited)                        (Unaudited)

Net sales:
    Graphite electrode products  ..............        $52,622         $54,543          $161,928           $157,816
    Calcium carbide products  .................         20,149          20,380            59,051             59,904
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................        $72,771         $74,923          $220,979           $217,720
                                                  ============    ============    ==============    ===============

Percentage of net sales:
    Graphite electrode products  ..............           72.3%           72.8%             73.3%              72.5%
    Calcium carbide products  .................           27.7            27.2              26.7               27.5
                                                  ------------    ------------    --------------    ---------------
          Total net sales  ....................          100.0%          100.0%            100.0%             100.0%
                                                  ============    ============    ==============    ===============

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ..............           13.9%           19.7%             18.2%              19.0%
    Calcium carbide products  .................           16.8            17.4              16.6               15.5

Percentage of total net sales:
    Total gross profit  .......................           14.7%           19.1%             17.8%              18.1%
    Selling, general and administrative  ......            5.1             4.6               5.1                5.0
    Operating income (loss)  ..................          (42.8)           12.6              (4.8)              12.0
    Income (loss) from continuing operations ..          (29.3)            6.3              (4.4)               5.9



                               ------------------


     Net sales for the quarter ended April 30, 1998 were $72.8 million versus $74.9 million in the prior year comparable quarter. Graphite electrode product sales for the quarter ended April 30, 1998 were $52.6 million versus $54.5 million in the prior year comparable quarter, while calcium carbide product sales were $20.1 million versus $20.4 million in the prior year comparable quarter. Net sales for the nine months ended April 30, 1998 were $221.0 million versus $217.7 million in the prior year comparable period, a 1.5% increase. For the nine months ended April 30, 1998, graphite electrode product sales increased 2.6% to $161.9 million, while calcium carbide product sales decreased 1.4% to $59.1 million.

     Within the graphite electrode products segment, graphite electrode net sales for the quarter ended April 30, 1998 were $40.2 million, a 9.6% increase over the prior year comparable quarter as a result of a 9.1% increase in shipments. Net prices of graphite electrodes for the quarter ended April 30, 1998 were essentially unchanged versus the comparable quarter a year ago. A 2.8% increase in domestic electrode prices was offset by a 4.8% decrease in realized foreign electrode prices. The continued strengthening of the U.S. dollar against foreign currencies resulted in the decrease in realized foreign prices. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended April 30, 1998 were 56.8% and 43.2%, respectively, versus 54.3% and 45.7%, respectively, for the prior year comparable quarter. Needle coke sales for the quarter ended April 30, 1998 were $6.0 million versus $8.6 million in the prior year comparable quarter, with the decrease resulting from a 33.7% decrease in shipments. The decrease in needle coke shipments was due to lower production resulting from an extended plant shutdown to install and start-up new equipment at the Company's affiliate, Seadrift Coke, L.P. The project, which was substantially completed in April, 1998, increased the plant's needle coke production capacity to approximately 170,000 tons per year. The net price of needle coke increased 6.5% during the quarter ended April 30, 1998 as compared to a year ago. Graphite specialty product sales for the quarter ended April 30, 1998 totaled $6.3 million versus $9.3 million a year ago. The decrease was principally the result of the expiration of a supply agreement with SGL Carbon Corporation (SGL Corp.) under which the Company sold large graphite rods and plates and other processing services to SGL Corp. at cost for a period of three years (the SGL Supply Agreement). The contract expired in January 1998.

     For the nine months ended April 30, 1998, graphite electrode sales were $121.5 million, a 10.0% increase over the prior year comparable period resulting principally from a 9.1% increase in shipments. Net selling prices for graphite electrodes during the nine months ended April 30, 1998 were essentially unchanged as compared to a year ago. While the average domestic net price increased 5.8%, foreign price realizations were down 5.5% due to the relatively stronger U.S. dollar during the current period. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the nine months ended April 30, 1998 were 54.2% and 45.8%, respectively, versus 51.8% and 48.2%, respectively, in the prior year comparable period. Needle coke sales for the nine months ended April 30, 1998 were $24.3 million versus $20.7 million in the prior year comparable period. The increase in needle coke sales was due to a 11.1% increase in needle coke shipments, despite the lower production and shipments in the fiscal 1998 third quarter, and a 5.7% increase in needle coke prices. Graphite specialty product sales for the nine months ended April 30, 1998 were $16.1 million versus $26.7 million in the prior year comparable period, with the decrease resulting from the winding down of the SGL Supply Agreement.

     Within the calcium carbide product segment, pipeline acetylene sales for the quarter ended April 30, 1998 were $7.3 million versus $7.1 million in the prior year comparable quarter, a 3.3% increase resulting from increased acetylene deliveries. Desulfurization sales of $5.9 million represented a 3.4% decrease from a year ago resulting primarily from decreased shipments. Sales of calcium carbide for fuel gas applications were $5.1 million, a 7.5% decrease from a year ago resulting primarily from a decrease in shipments. Net sales of calcium carbide for fuel gas applications are expected to continue at lower levels as a result of increasing competition in this product line. Sales in all other product categories totaled $1.8 million, essentially unchanged as compared to a year ago. For the nine months ended April 30, 1998, pipeline acetylene sales were $22.2 million versus $20.4 million for the comparable period a year ago, a 9.0% increase resulting primarily from an increase in acetylene deliveries. Desulfurization sales of $18.1 million represented a 3.7% decrease from a year ago due to decreased shipments. Sales of calcium carbide for fuel gas applications for the nine months ended April 30, 1998 were $15.0 million, a 6.0% decrease from a year ago resulting primarily from a decrease in shipments. All other calcium carbide product sales for the nine months ended April 30, 1998 totaled $3.7 million, a 27.9% decrease from the comparable prior year period resulting primarily from a decrease in shipments of electrically calcined anthracite coal.

     Gross profit as a percentage of graphite electrode product sales for the quarter ended April 30, 1998 was 13.9% versus 19.7% in the prior year comparable quarter. Gross profit as a percentage of graphite electrode product sales for the nine months ended April 30, 1998 was 18.2% versus 19.0% in the prior year comparable period. The decrease in the gross margins for both periods resulted primarily from the disruption in production and lower sales of needle coke which resulted from the extended plant shutdown to install and start-up new equipment at the Company's affiliate, Seadrift Coke, L.P. The negative impact from the extended shutdown more than offset the benefits of increased needle coke sales volumes during the current nine-month period and improved needle coke prices during both the quarter and nine months ended April 30, 1998. Also, the cost of decant oil, the primary raw material in the production of needle coke, during the current quarter and nine months was approximately 23% and 13% lower, respectively, as compared to a year ago, which contributed positively to the gross margin.

     Gross profit as a percentage of calcium carbide product sales for the quarter ended April 30, 1998 was 16.8% versus 17.4% in the prior year comparable quarter. The decrease in the gross margin resulted primarily from lower desulfurization sales and lower sales of calcium carbide for fuel gas applications. Gross profit as a percentage of calcium carbide product sales for the nine months ended April 30, 1998 was 16.6% versus 15.5% in the prior year comparable period. The increase was primarily the result of improved product sales mix, coupled with lower operating costs during the current period.

     Selling, general and administrative expenditures for the quarter ended April 30, 1998 were $3.7 million versus $3.4 million in the comparable quarter a year ago. Total expenses increased in the current quarter primarily as a result of increased consulting expenditures and increased marketing expenditures in the graphite electrode products business. Selling, general and administrative expenditures for the nine months ended April 30, 1998 were $11.3 million versus $10.8 million in the comparable period a year ago. The prior year amount was unusually high as a result of a settlement of a lawsuit and the accrual of costs associated with the search for a new chief executive officer for the Company. Excluding these unusual items, expenditures increased $1.0 million in the current period as a result of the items noted in the quarterly discussion above.

     Other compensation for the quarter and nine months ended April 30, 1998 included $0.2 million and $0.7 million, respectively, accrued under the Company's Incentive Bonus Plan. Other compensation for the quarter and nine months ended April 30, 1997 included $0.3 million and $1.0 million, respectively, in charges associated with the Company's Incentive Bonus Plan.

     Early retirement/severance charges for the quarter and nine months ended April 30, 1997 represent costs associated with the retirement of two executives of the Company.

     During the quarter ended April 30, 1998, the Company recorded a $38 million pretax charge ($25 million after expected tax benefits), classified as "other expense" in the Unaudited Condensed Consolidated Statement of Operations for the quarter and nine months ended April 30, 1998, for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with pending antitrust matters. See "Item 1 - Legal Proceedings" in Part II below. The Antitrust Charge includes amounts which may be paid in 1998 and beyond, including through settlements with customers, fines and other costs. Based on the information available to it to date, the Company believes that the Antitrust Charge is sufficient to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. In addition, the Company believes that its cash flows from operations and availability under the 1997 Revolving Credit Facility will be sufficient to fund all of its planned liquidity needs, including the resolution of the antitrust matters described above, through at least the expiration of the 1997 Revolving Credit Facility in September 2002. However, circumstances could change and the actual liabilities, costs and expenses resulting from the antitrust matters (including the Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's ability to service its currently planned liquidity needs.

     Net interest expense for the quarter ended April 30, 1998 was $1.2 million and included $1.5 million of interest expense associated with the 1997 Revolving Credit Facility and $0.1 million in bank fees, less $0.4 million in capitalized interest. Net interest expense for the quarter ended April 30, 1997 was $1.9 million and included $2.5 million of interest expense associated with the Senior Notes, less $0.4 million in interest income associated with the Company's cash equivalents and short-term investments and $0.2 million of capitalized interest. Net interest expense for the nine months ended April 30, 1998 was $3.8 million, including $3.4 million of interest expense associated with the 1997 Revolving Credit Facility, $1.5 million of interest expense associated with the Senior Notes and $0.4 million in bank fees, less capitalized interest of $1.2 million and interest income of $0.3 million. Net interest expense for the nine months ended April 30, 1997 was $6.1 million, including $7.4 million of interest expense associated with the Senior Notes, less $1.1 million of interest income and $0.2 million in capitalized interest.

     The income tax benefits for the quarter and nine months ended April 30, 1998 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1998. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for more details on the Company's effective tax rate.

     As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt during the nine months ended April 30, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.


Recently Issued Accounting Pronouncements

     The Company adopted SFAS #128, "Earnings per Share", during its fiscal second quarter ended January 31, 1998. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for a discussion of this new accounting standard.

     The Financial Accounting Standards Board has recently issued SFAS #130, "Reporting Comprehensive Income", SFAS #131,"Disclosure about Segments of an Enterprise and Related Information" and SFAS #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company is required to adopt these new reporting standards for its fiscal year ending July 31, 1999. The Company is evaluating the effects on disclosure of these new reporting standards.


Liquidity and Capital Resources

Liquidity

     The Company's liquidity needs are primarily for capital expenditures, working capital and debt service on its revolving credit facility. The Company has undertaken a substantial modernization program with respect to its graphite electrode production facilities and several other major capital projects expected to increase total capital expenditures to approximately $65 million in fiscal 1998 and $40 million in fiscal 1999. The Company believes that its cash flows from operations and availability under its revolving credit facility will be sufficient to fund all of its planned liquidity needs through at least the expiration of the 1997 Revolving Credit Facility in September 2002. However, in the event these resources are not sufficient to fund the Company's capital expenditures (including cash needs for the modernization program and other major capital projects), service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company would be required to obtain additional funding. There can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

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

     In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for a five year, $150 million revolving credit facility with a $15 million sub-limit for standby letters of credit (the 1997 Revolving Credit Facility, as amended). The 1997 Revolving Credit Facility replaces a $25 million revolving credit facility with PNC Bank entered into on December 1, 1995 (the 1995 Revolving Credit

Facility). Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.625%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As of April 30, 1998, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.4%. Repayment of funds borrowed under the new credit agreement are not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth ratio, all as defined in the 1997 Revolving Credit Facility agreement. In April 1998, the 1997 Revolving Credit Facility was amended to incorporate the Antitrust Charge (See "Item 1 - Legal Proceedings" in Part II below and Note 5 to the Unaudited Condensed Consolidated Financial Statements). The financial covenants in the 1997 Revolving Credit Facility agreement were generally amended to exclude the effects of the Antitrust Charge. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

     In the process of developing permit applications for facility upgrades, the Company determined that certain parameters in its air permits do not reflect current operations. The Company is working to resolve this issue and has advised the appropriate state environmental authorities. At this time, management cannot determine the magnitude of the costs, if any, that may be incurred.

     On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's common stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. During the quarter ended April 30, 1998, the Company repurchased 5,000 shares of its common stock under its stock repurchase program.


Cash Flow Information

     Cash flow provided by operations for the quarter ended April 30, 1998 was $7.9 million, including $6.4 million of cash inflows from net income plus non-cash expenses, which included $24.2 million in net non-cash expenses from the Antitrust Charge (See "Item 1 - Legal Proceedings" in Part II below). In addition, other working capital changes increased cash flow from operations by $1.5 million, including a $3.3 million inflow from accounts receivable and a $3.2 million inflow from inventory, partially offset by a $4.5 million net outflow from income taxes. Net interest and tax payments for the quarter were $1.4 million and $3.8 million, respectively. Cash flow provided by operations for the nine months ended April 30, 1998 was $18.1 million. Cash inflows from net income plus non-cash expenses of $28.2 million, including $24.2 million from the Antitrust Charge, were partially offset by a $10.1 million net cash outflow due to changes in other working capital items, including a $2.3 million increase in inventories and a $4.3 million net out flow from income taxes. Net interest and tax payments for the nine-month period were $8.3 million and $5.0 million, respectively.

     Investing activities for the quarter and nine months ended April 30, 1998 included $20.7 million and $56.0 million, respectively, in capital expenditures. Also, investing activities during the nine months ended April 30, 1998 included a $15.8 million net cash inflow from the sale of short-term investments. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures, including its modernization and expansion programs. The Company believes that its future cash flow provided by operations and borrowings under the 1997 Revolving Credit Facility will be adequate to fund its currently planned investing needs.

     Cash flow provided by financing activities for the quarter ended April 30, 1998 was $12.9 million, including a $14.8 million net inflow from the 1997 Revolving Credit Facility. Cash flow provided by financing activities for the nine months ended April 30, 1998 was $14.2 million. Major cash flow items included an $97.7 million net cash inflow from the 1997 Revolving Credit Facility, offset by outflows of $79.9 million for the principal amount of Senior Notes repurchased in connection with the Tender and $8.1 million for the related tender premium.


Other Items

Year 2000

     The Company is in the process of modifying, upgrading and replacing certain components of its computer software and operating systems to accommodate the "Year 2000" changes required for correct recording of dates in the Year 2000 and beyond. The Company believes that its current plan will adequately address the "Year 2000" issue and the Company does not expect to experience significant operational problems associated with "Year 2000" compliance once its program is complete. The costs of system conversions and software upgrades, which are expected to be completed by mid-1999, are not expected to be material.


Niagara Falls Labor Contract

      In May, 1998, the Company and the Union representing the hourly work force at its Niagara Falls, New York facility agreed to a five-year extension of its labor agreement. The extended agreement, which expires in January, 2004, covers 285 hourly workers and was negotiated to terms deemed satisfactory to the Company.




Forward-Looking Statements

     This  report  may  contain  forward  looking  statements  that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and variations of such words and similar expressions are intended to identify such forward looking statements. These statements constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include the occurrence of unanticipated events or circumstances relating to investigations by the Department of Justice, the antitrust enforcement authorities of the European Union or related civil lawsuits as well as the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof. Such factors also include the possibility that increased demand or prices for the Company's products may not occur or continue, changing economic and competitive conditions (including currency exchange rate fluctuations), technological risks and other risks, costs and delays associated with the start-up and operation of major capital projects (including the Company's modernization program), changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. Neither the statements contained in this report nor any reserve or charge recorded by the Company relating to civil lawsuits or claims shall be deemed to constitute an admission as to any liability in connection with the subject matter thereof. The Company does not undertake to publicly update any forward looking statement, whether as a result of new information, future events or otherwise.

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

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc., SGL Carbon Corporation and SGL Carbon AG as defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the proported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated cases and names the same defendants as well as Showa Denko Carbon, Inc. (the "Named Defendants"). Thereafter, four additional purchasers and a related party of one purchaser who were previously included in the proported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants and, in several cases, certain present or former related parties of UCAR International, Inc. asserting substantially the same claims and seeking the same relief as in the consolidated cases. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998; the Company is seeking to transfer this action to the Eastern District of Pennsylvania.

     The Company has also advised the Commission of the European Communities (the "Commission") that it wishes to invoke its Notice on the non-imposition or reduction of fines in cartel cases (the Leniency Notice). Generally under these Guidelines, the Commission may substantially reduce fines and other penalties if a company cooperates with the Commission and in the judgment of the Commission provides significant information. The Company understands that the Commission will determine any fines at the completion of its proceedings which may not be concluded for a year or more.

     During the quarter ended April 30, 1998, the Company recorded a $38 million pretax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other
expenses   associated   with  the   antitrust   matters   noted  above  and  the
investigations initiated by the antitrust enforcement authorities of the European Union (the Antitrust Charge). The Antitrust Charge includes amounts which may be paid in 1998 and beyond, including through settlements with customers, fines and other costs. Based on the information available to it to date, the Company believes that the Antitrust Charge is sufficient to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. However, circumstances could change and the actual liabilities, costs and expenses resulting from the antitrust matters (including the Commission antitrust investigation) could differ materially from the current estimate.

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

     The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results, cash flows or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of April 30, 1998, a $0.4 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


Item 2

CHANGES IN SECURITIES

     On April 15, 1998, the Company issued 7,000 unregistered shares of Common Stock in connection with employee stock option exercises. The average option exercise price paid to the Company was $20.48 per share.



Item 6

                              A. INDEX TO EXHIBITS


  Exhibit                                                                 Page
-----------                                                               ----

   10.49  Second Amendment to Revolving Credit and Letter of
          Credit Issuance Agreement and Waiver between the Company
          and PNC Bank, National Association dated April 30, 1998 ...       *

*        Filed by EDGAR.


                             B. REPORTS ON FORM 8-K

     During the quarter ended April 30, 1998, the Company filed a current report on Form 8-K dated March 30, 1998 describing the estimated financial impact of an extended shutdown of the needle coke production facility of its affiliate, Seadrift Coke, L.P. Also, the Company filed a current report on Form 8-K dated April 20, 1998 disclosing its intent to record the Antitrust Charge (See "Item 1
- Legal Proceeding" above).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on June 12, 1998.


      Signature                                Title
----------------------  ----------------------------------------------------



 /s/ Walter B. Fowler    Chief Executive Officer (Principal Executive Officer)
----------------------
   (Walter B. Fowler)


 /s/ Stephen D. Weaver   Vice President - Finance and Chief Financial Officer
----------------------   (Principal Financial Officer)
  (Stephen D. Weaver)


 /s/ Jeffrey T. Jones    Controller - Corporate Finance
----------------------   (Principal Accounting Officer)
  (Jeffrey T. Jones)



 /s/ Michael F. Supon    Vice President and General Manager,
----------------------   Electrodes and Graphite Specialty Products
  (Michael F. Supon)



 /s/ Ararat Hacetoglu    Vice President and General Manager, Carbide Products
----------------------
  (Ararat Hacetoglu)



 /s/ Jim J. Trigg        Vice President and General Manager, Seadrift Coke, L.P.
----------------------
     (Jim J. Trigg)