Form 10-K
period 1998-07-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1998-10-23
CIK 888918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    ---------------------------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1998

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

                    ---------------------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.01 per share

                    ---------------------------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on September 25, 1998 was $38,171,010.

         As of the close of business on September 25, 1998 there were 8,552,342 shares of the Registrant's $0.01 par value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The information required under Part III is incorporated by reference to the Registrant's Proxy Statement and Notice of the Annual Meeting of Stockholders for 1998, which is to be filed within 120 days after July 31, 1998.

PART I

Item 1 Business

OVERVIEW

The Carbide/Graphite Group, Inc. (the Company or Registrant) is a major U.S. manufacturer of graphite electrode products and calcium carbide products. Graphite electrodes are used as conductors of electricity, and are consumed, in the electric arc furnace steel-making process common to all mini-mill steel producers. Calcium carbide and derivative products, primarily acetylene, are used in the manufacture of specialty chemicals, as a fuel in metal cutting and welding and for metallurgical applications such as iron and steel desulfurization. The Company is the only manufacturer of graphite electrodes that produces its own requirements of needle coke, the principal raw material used in the manufacture of graphite electrodes, and the Company sells needle coke to its competitors in the graphite electrode business. Net sales for the Company's graphite electrode products segment and calcium carbide products segment represented 73.5% and 26.5%, respectively, of consolidated net sales for fiscal 1998. Refer to Note 11 to the Company's consolidated financial statements for its fiscal year ended July 31, 1998 (incorporated by reference under Item 8 of this Form 10-K) for information regarding sales (including export sales), operating income and identifiable assets by business segment.

         On September 26, 1997, the Company completed a tender offer for essentially all ($79.9 million of the $80.0 million then outstanding) of its 11.5% Senior Notes due 2003 (the Senior Notes) (the Tender). The tender price paid to holders of the Senior Notes was $1,086.20 for each $1,000 in Senior Note principal. Also, most holders received an additional $15.00 per $1,000 in Senior Note principal in exchange for their consent to eliminate substantially all of the restrictive covenants and certain default provisions in the indenture governing the Senior Notes (the Senior Note Indenture) other than the covenants to pay interest on and principal of the Senior Notes and the default provisions related to such covenants. Consents were received by holders of more than a majority of the outstanding Senior Notes, resulting in the elimination of such restrictive covenants and default provisions. After the Tender, $0.1 million in Senior Notes were outstanding. Subsequent to July 31, 1998, the Company notified the trustee of the Senior Notes that it intended to exercise an option to redeem early the remaining Senior Notes at a price of $1,057.50 for each $1,000 in Senior Note principal, plus accrued and unpaid interest. The early redemption of the remaining Senior Notes outstanding was completed during the first quarter of the Company's fiscal year ending July 31, 1999 and will not have a material impact on the Company's consolidated financial statements.

         In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for a five-year, $150 million revolving credit facility with a $15 million sub-limit for standby letters of credit (the 1997 Revolving Credit Facility, as amended). The 1997 Revolving Credit Facility replaces a $25 million revolving credit facility with PNC Bank entered into on December 1, 1995 (the 1995 Revolving Credit Facility). Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.75%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As of July 31, 1998, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.6%. Repayment of funds borrowed under the 1997 Revolving Credit Facility is not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth Ratio, all as defined in the 1997 Revolving Credit Facility agreement. During the fiscal year ended July 31, 1998, the 1997 Revolving Credit Facility was amended to incorporate a $38 million pre-tax charge ($25 million after expected tax benefits) for pending antitrust claims (see below). The financial covenants in the 1997 Revolving Credit Facility agreement were generally amended to exclude the effects of this provision and reserve, although the cash flow impact associated with any future settlements of such antitrust claims will effectively reduce EBITDA in the computation of the Consolidated Total Indebtedness to EBITDA Ratio computed for pricing purposes in the future. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

         As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt for the fiscal year ended July 31, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) (the Named Defendants) as defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, five additional purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR asserting substantially the same claims and seeking the same relief as in the consolidated cases. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998, but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. One such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998; the Company is seeking to have this case transferred to the Eastern District of Pennsylvania for pre-trial proceedings.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which are subject by law to court approval, and have also settled claims brought by some of the individual purchasers. The Company further understands that UCAR and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

         The Company has also advised the Commission of the European Communities (the European Commission) that it wishes to invoke its Notice on the non-imposition or reduction of fines in cartel cases (the Leniency Notice). Generally under these guidelines, the European Commission may substantially reduce fines and other penalties if a company cooperates with the European Commission and in the judgment of the European Commission provides significant information. The Company understands that the European Commission will determine any fines at the completion of its proceedings that may not be concluded for a year or more.

         On June 18, 1998, a group of Canadian purchasers filed a lawsuit in the Ontario Court (General Division) claiming a conspiracy and violations of the Canadian Competition Act. The Canadian lawsuit names the Named Defendants as well as several present or former parents, subsidiaries and/or affiliates of UCAR, SGL and Showa Denko. The Canadian Competition and Consumer Law Division has initiated an inquiry and the Company is cooperating fully with the authorities conducting that inquiry.

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities which may result from civil lawsuits, claims, legal costs and other expenses associated with the antitrust matters noted above and the investigations initiated by the antitrust enforcement authorities of the European Union (the Antitrust Charge). Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko recently reached settlements at substantially higher amounts with the class action plaintiffs and certain individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs. See "Liquidity and Capital Resources" under Item 7 of this Form 10-K.


GRAPHITE ELECTRODE PRODUCTS BUSINESS

Products and Markets

The Company's graphite electrode products business segment includes graphite electrodes, needle coke, bulk graphite, granular graphite (primarily from machine turnings) and other related miscellaneous sales. The following table presents the Company's net sales and percentage of segment sales within its graphite electrode products segment for fiscal 1998, by principal product category:

                                                           FISCAL 1998
                                                  ------------------------------
Product Category                                  Net Sales        % of Total
--------------------------------------------------------------------------------
(dollars in thousands)

Graphite electrodes                                $159,997            74.2%
Needle coke (third party sales)                      33,907            15.7
Granular graphite                                     9,627             4.5
Bulk graphite                                         9,273             4.3
Other                                                 2,963             1.3
--------------------------------------------------------------------------------
Total graphite electrode products net sales        $215,767           100.0%
================================================================================

         The Company's needle coke production capacity at its affiliate, Seadrift Coke, L.P. (Seadrift) is currently approximately 180,000 tons per year, an increase of approximately 34% over fiscal 1997 as a result of a $22 million capital expansion and process modification project completed in fiscal 1998. During fiscal 1998, the Company sold approximately 47% of its needle coke production to six other graphite electrode producers. As a result of the capacity expansion project at Seadrift, the Company's sales of needle coke to its competitors in the graphite electrode industry is expected to become a more significant component of the graphite electrode products segment in the future.

         In connection with the fiscal 1995 sale (the Specialty Products Sale) of the Company's graphite specialty products business (Specialty Products) to SGL Corp., the Company agreed to continue to produce graphite rods and plates (also known as bulk graphite), the majority of which were sold to SGL Corp. at prices approximating the Company's manufacturing cost under a supply agreement which expired in January 1998 (the SGL Supply Agreement). Sales to SGL Corp. under this contract in fiscal 1998 were $3.9 million versus $16.7 million in fiscal 1997. The Company also sells these bulk graphite rods and plates, and certain other graphite products, to other graphite specialty customers. The Company is currently pursuing a strategy to increase its customer base for bulk graphite. While the Company believes that it will continue to sell bulk graphite to both SGL Corp. and other bulk graphite customers, there can be no assurance that the Company will be able to sell quantities of bulk graphite equal to those sold while the SGL Supply Agreement was in effect. Granular graphite is primarily turnings from the machining of graphite electrodes and is used in a variety of industrial applications, including brake shoe materials and carbon additives for steel chemistry. In addition, the Company provides processing services, which include graphitizing baked rods.

         Domestic sales of graphite electrode products are made primarily by the Company's direct sales force, consisting of seven salesmen for graphite electrodes and one salesman for other graphite products. This sales force is supported by five technical service personnel. International sales of electrodes are made through long-standing relationships with over twenty independent agents. Exports of graphite electrodes account for approximately 50% of the Company's annual shipments of graphite electrodes and subject the Company to risks associated with fluctuations in foreign currency exchange rates. Most foreign currencies were weaker in relationship to the U.S. dollar during fiscal 1998 which negatively impacted foreign price realizations and operating results. The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure. In addition, the Company is attempting to shift sales to markets in which transactions are completed in U.S. dollars and to markets with foreign currencies that are not as weak. There can be no assurance that the Company's attempts to mitigate its exposure to foreign currency valuations will fully offset the negative effects of the strengthened U.S. dollar.

         The steel industry, which constitutes the principal market for the Company's graphite electrodes and a major market for its calcium carbide for metallurgical applications, is highly cyclical. As a result, the Company's steel industry-related products will face periods of reduced demand, which, because of the generally high fixed costs of the Company's business, could result in substantial downward pressure on profitability. Current weakness in certain regions of the global economy is expected to have a negative impact on demand for graphite electrodes and premium needle coke and has resulted in and is expected to continue to result in decreasing shipments and/or average prices of graphite electrodes and needle coke in fiscal 1999 and potentially beyond. Demand for and sales of graphite electrodes and needle coke can also fluctuate from quarter to quarter due to such factors as scheduled plant shutdowns by customers, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases or decreases.

Manufacturing and Modernization

The Company's electrodes and other graphite products are manufactured at its facilities in Niagara Falls, New York and St. Marys, Pennsylvania. Both plants are equipped with facilities for milling, mixing, homogenizing and extruding; baking and rebaking; pitch impregnating; graphitizing; and machine finishing. The Company currently has the effective capacity to manufacture approximately 125 million pounds of electrodes and approximately 20 million pounds of bulk graphite annually.

         The Company manufactures all of its needle coke (the primary raw material for graphite electrodes) at its affiliate, Seadrift. The Company currently has the capacity to manufacture approximately 180,000 tons of needle coke annually, approximately 40% of which is used internally for the production of graphite electrodes. Needle coke is shipped from Seadrift largely by rail (and to a lesser extent by barge) to the Company's St. Marys facilities.

         The Company has completed the construction and machinery installation phases of a program to modernize certain components of its electrode manufacturing process (the Modernization Program). The primary objectives of the Modernization Program, which has a total cost of approximately $40 million, are the automation of labor intensive processes and the replacement of older equipment with new, state-of-the-art technology in order to reduce costs while improving electrode quality and consistency. A major aspect of the Modernization Program focuses on the electrode forming processes, including the addition of equipment to automate the Company's sizing and weighing systems, and to enhance production capabilities by adding new needle coke preheaters, needle coke and pitch mixers as well as mix cooling/homogenization equipment. These improvements, with a total cost of approximately $32 million, are designed to reduce total labor requirements and minimize variations in the critical initial forming of the electrodes, resulting in better and more consistent electrode quality. This project will also allow the Company to produce 28-inch electrodes, a market in which it does not currently compete. In addition, the Company has added three new computer-controlled machine tools used for electrode finishing in its Niagara Falls facility. With a cost of approximately $8 million, the machine tool system is expected to meet the highest electrode machining standard. The majority of the cost for the machine tool system is being financed under a long-term operating lease. The Company currently expects to complete the start-up phase of the Modernization Program during the first half of its fiscal year ending July 31, 1999. While the Company does not believe that significant start-up costs or delays will be incurred with respect to the Modernization Program projects, there can be no assurance that significant start-up costs or delays will not be incurred in connection with such projects.

         The Company has also announced plans to build a longitudinal graphitizing facility at a cost now estimated at $40 million. This new facility, which would replace older, higher cost Acheson graphitizing facilities, should increase productivity, as well as allow for the production of more large, high quality electrodes. In light of the current weakness in certain global markets and its anticipated impact on EAF steel production and graphite electrode demand, the Company is re-evaluating the timing of this project's commencement. See "Liquidity and Capital Resources" under Item 7 of this Form 10-K.

CALCIUM CARBIDE PRODUCTS BUSINESS

Products and Markets

The Company's primary products in this segment are pipeline acetylene, calcium carbide for metallurgical applications such as iron and steel desulfurization and calcium carbide for fuel gas applications. The following table presents the Company's net sales and percentage of segment sales within its calcium carbide products business for fiscal 1998, by principal product category:


                                                          FISCAL 1998
                                                 -------------------------------
Product Category                                 Net Sales      % of Total
--------------------------------------------------------------------------------
(dollars in thousands)
Pipeline acetylene                                $28,863          37.0%
Metallurgical applications                         23,712          30.4
Fuel gas applications                              20,009          25.7
Other                                               5,400           6.9
--------------------------------------------------------------------------------
     Total calcium carbide product net sales      $77,984         100.0%
================================================================================

         The Company produces acetylene at its Louisville and Calvert City, Kentucky plants for pipeline delivery to three customers, International Specialty Products (ISP), Air Products and Chemicals, Inc. (Air Products) and E.I. duPont de Nemours & Company (DuPont), for use as a feedstock in the manufacture of specialty chemicals. Each of these customers, which together represented 37% of the Company's total calcium carbide product net sales in fiscal 1998, has been supplied by the Company for over thirty years. Although relationships with these pipeline customers are long-standing, there can be no assurance that any of these customers will continue to operate its adjacent facility or require the Company's acetylene product.

         The Company sells calcium carbide for metallurgical applications, such as blast furnace hot metal desulfurization, foundry iron desulfurization and electric furnace slag conditioning and deoxidation. Most calcium carbide desulfurization products are finely ground to talcum powder size and, together with several additives, are injected into baths of molten iron to reduce the sulfur content of the material. Sales of calcium carbide for metallurgical applications represented 30.4% of total calcium carbide products net sales for fiscal 1998. The Company continues to face increased competition from other calcium carbide suppliers and substitute desulfurization agents in this product line, as well as weakness in the steel industry, which is expected to result in lower sales in this product line in fiscal 1999 and, potentially, beyond. The Company sells calcium carbide to major distributors which in turn supply carbide mixtures and a variety of ancillary services to steel mills for metallurgical applications.

         Calcium carbide is sold to industrial gas generators as a raw material for the production of cylinder acetylene, a fuel gas which is primarily used in the metal fabrication and construction industries. The acetylene distribution market is comprised of several large, national distributors of industrial gases with numerous generating locations, and a large number of small companies that generate acetylene for distribution within their regional markets. The Company sells to both types of customers. The Company is experiencing increased price competition in the fuel gas application product line which is expected to result in lower sales in this product line in fiscal 1999 and, potentially, beyond. The Company markets calcium carbide products to all of its end customers through a sales force of three and through distributors, with technical service support from a staff of two. Sales to customers other than pipeline customers are generally made through purchase orders.

Manufacturing

The Company manufactures its calcium carbide products at plants in Louisville and Calvert City, Kentucky with a combined production capacity of approximately 200,000 tons. Both plants operate submerged arc electric furnaces for the production of calcium carbide, as well as crushing, screening and packing equipment; acetylene generators; and grinding facilities. The Louisville plant supplies pipeline acetylene to DuPont; the Calvert City plant supplies pipeline acetylene to ISP and Air Products. The Calvert City plant is operated in block-run fashion on an as needed basis.

COMPETITION

Graphite Electrode Products

The Company's competition in graphite electrodes includes two major producers, UCAR and SGL, as well as a group of smaller, foreign producers, including Showa Denko KK (of Japan), Tokai Carbon Co., Ltd. (of Japan), Nippon Carbon Co. Ltd. (of Japan) and VAW Aluminum AG (of Germany). Participants in the graphite electrode industry compete on the basis of service and product quality, reliability, efficiency and price.

         UCAR and SGL are market and price leaders, each have worldwide market shares ranging between 25% and 35%, and each have greater financial resources than the Company. Both maintain operations in various international markets. The Company is one of a small group of graphite electrode producers each having a worldwide market share of 5% to 7%. While the Company markets its graphite electrodes worldwide, it has no production facility outside of the United States and, accordingly, has significant transportation, duty cost and, at times, foreign currency exchange rate disadvantages relative to some of its competitors who have production facilities located in foreign markets.

         From time to time, graphite electrode manufacturers, including the Company, experience temporary declines in the quality of their graphite electrodes, sometimes resulting in customer credits and reimbursements. The Company continually evaluates and implements procedures to improve electrode quality and believes that its electrode performance meets the quality requirements of its customers. Moreover, the Modernization Program is intended to enhance further the Company's ability to consistently manufacture electrodes of acceptable quality. There can be no assurance, however, that temporary declines in electrode quality will not recur.

         Outside of Japan, there are currently only three needle coke producers:
Conoco, Inc. (Conoco), UNO-VEN Company (Uno-Ven) and Seadrift. Conoco is the largest needle coke producer and is the market leader, with annual capacity currently estimated by the Company to be 400,000 tons. Uno-Ven has a production capacity of approximately 100,000 tons per year and Seadrift's production capacity is currently approximately 180,000 tons per year. In Japan, there are four small producers, one of which is a Conoco affiliate, and two of which make a different type of coke from coal tar pitch. The Company believes the three Japanese producers (other than the Conoco affiliate) produce an aggregate of approximately 200,000 tons per year. Participants in the needle coke industry compete primarily on price and quality.

         The Company has numerous competitors in the sale of granular graphite, including granular graphite marketed by other electrode manufacturers and a variety of graphite scrap dealers and granular graphite substitutes. Graphite blocks and rods (also known as bulk graphite) are produced by a number of companies throughout the world, including UCAR and SGL. These materials are marketed on a worldwide basis by the Company.

Calcium Carbide Products

The Company's primary competitors in the manufacture and marketing of calcium carbide in the United States and Canada are Elkem and Airgas, Inc., both of which market calcium carbide through a joint venture, Elkem-American Carbide Company. Participants in the calcium carbide market compete on the basis of service and product quality, reliability, efficiency and price.

         The Company sells all of its acetylene to the adjacent specialty chemical plants of its pipeline customers. These plants are not supplied with acetylene by any source other than the Company, although certain pipeline acetylene customers have alternative production facilities producing the same end products for which they purchase acetylene from the Company. See "-Calcium Carbide Products Business-Products and Markets."

         For many years, other, less expensive materials have competed with cylinder acetylene for use in the metal fabrication and construction industries. Acetylene has maintained its market position through its versatility and ease of use. Acetylene provides the hottest cutting flame of all the fuel gases and thus allows for faster, cleaner cutting operations. Calcium carbide for metallurgical applications competes with magnesium- and lime-based desulfurization products and lime spar. The commodity price of magnesium and the resultant price of magnesium-based desulfurizers affects the demand for calcium carbide-based desulfurization products. As previously mentioned, the Company is experiencing increased competition in the fuel gas and metallurgical markets for calcium carbide which is expected to have a negative impact on sales and results in fiscal 1999 and, potentially, beyond.

RAW MATERIALS AND COSTS

Graphite Electrode Products

The significant raw material costs of production for all graphite electrode manufacturers are needle coke, coal tar pitch, natural gas for the heating of kilns and electricity for graphitizing. The Company's graphite electrode business purchases all of its needle coke requirements from Seadrift, an affiliate of the Company.

         Seadrift uses low sulfur decant oil, a by-product of fluid catalytic cracking units in integrated oil refineries, in the manufacture of needle coke. Most of this feedstock is purchased from refineries along the U.S. Gulf Coast. A limited number of refineries on the U.S. Gulf Coast produce decant oil suitable for use by Seadrift. Due to restraints on local availability, Seadrift also purchases decant oil on the West and East Coasts at a higher cost (due primarily to transportation costs) than if obtained from a local refinery. Conoco and Uno-Ven, Seadrift's two largest needle coke competitors, operate large, integrated refineries that have the ability to desulfurize decant oil.

         The cost of refinery decant oil is pegged to the U.S. Gulf Coast spot cargo barge prices for heavy fuel oil and, in certain cases, West Texas Intermediate crude oil. Fuel oil prices generally move with worldwide crude oil prices and, to some extent, with winter weather conditions in the United States. The Company regularly hedges oil costs by trading in futures contracts for crude oil and/or heating oil and oil swap agreements for low sulfur fuel oil. Seadrift believes that decant oil of an acceptable quality is generally available to supply its current needs. However, there can be no assurance that Seadrift will be able to obtain an adequate quantity of suitable feedstocks at all times in the future or at acceptable prices.

         Electricity for graphitizing operations represents a major cost factor due to the large quantities of electricity needed to graphitize electrodes. At the Company's plant in Niagara Falls, electricity is supplied by the Power Authority of the State of New York at favorable, pre-determined prices under a contract that expires in 2006. The St. Marys plant is supplied electricity under a conventional power contract. Through an electricity co-generation process, Seadrift is a net power producer, resulting in only nominal electrical power costs for that facility. The Company purchases natural gas for heating kilns from either interstate natural gas carriers or from local gas well operators.

Calcium Carbide Products

Raw materials required for calcium carbide manufacture are lime, coke and large amounts of electricity for submerged arc electric furnaces. The Company believes that its raw materials are widely available at satisfactory prices. Both the Louisville and Calvert City plants are supplied electricity under conventional power contracts.

EMPLOYEES

The Company employed 1,210 people as of July 31, 1998. At July 31, 1998, the Company employed 877 people in its graphite electrode products segment; 33% were salaried and 67% were paid hourly. Seadrift is staffed entirely with salaried personnel. At July 31, 1998, there were 294 people in the calcium carbide segment; 21% were salaried and 79% were paid hourly. At July 31, 1998, the Company employed 39 people in its corporate function, almost all of whom were salaried employees.

         The Company has various labor agreements with unions representing its hourly work force. Within the graphite electrode products business, the St. Marys labor agreement will expire in June 1999. In May 1998, the Company and the union representing the hourly work force at its Niagara Falls facility agreed to a five-year extension of its labor agreement. The extended agreement, which becomes effective in January 1999 and expires in January 2004, was negotiated on terms deemed satisfactory to the Company. Within the calcium carbide products business, the Louisville and Calvert City agreements will expire in July 2001 and February 2001, respectively. The Company believes that its relationships with the unions are stable. However, there can be no assurance that new agreements will be reached when the current agreements expire without union action or will be on terms satisfactory to the Company.

PATENTS AND TRADEMARKS

The Company does not believe that any of its patents, patent applications or trademarks are material to its business or operations.

ENVIRONMENTAL COMPLIANCE

In connection with the agreement under which the Company acquired its operating assets from The BOC Group, plc (BOC) (the Asset Acquisition), BOC agreed to indemnify the Company, its successors and assigns, against certain liabilities, to the extent not disclosed and expressly excluded from the indemnity, arising from (i) pre-closing operations of its former divisions (regardless of whether such liabilities arose during or before BOC's ownership thereof); (ii) assets transferred to the Company pursuant to the Asset Acquisition; and (iii) pre-closing activities conducted at the real property and leased premises transferred to the Company pursuant to the Asset Acquisition. Such indemnification includes certain liabilities arising out of the use, generation, transportation, storage, treatment, release or disposal of hazardous materials; the violation of any environmental regulations; or any claim or cause of action to the effect that the Company is responsible or liable for acts or omissions of BOC concerning hazardous materials. Under the indemnity, the Company is required to pay 20% of the first $2.5 million of costs relating to such environmental claims or liabilities. Thereafter, BOC is responsible for all of such liabilities. The BOC indemnity survives for all covered claims brought within 15 years after closing of the Asset Acquisition, which occurred in July 1988. A number of identifiable costs at the time of the Asset Acquisition, such as the need for certain pollution control equipment, receipt of certain discharge permits and the need for continued operation and maintenance of a landfill used exclusively by the Company at its St. Marys facility, were disclosed by BOC and were excluded from the indemnification. The Company has installed much of the pollution control equipment and received the discharge permits excluded from the BOC indemnity. If any of the pollution control equipment excluded from the BOC indemnity is required in the future for reactivation of production equipment or increases in capacity, the costs related thereto are not believed by the Company to be material.

         In connection with the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environment costs in excess of an aggregate $100,000 threshold up to a maximum exposure of $6.0 million. In addition, with respect to the Company's former subsidiary, Speer Canada, Inc., sold pursuant to the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environment costs, in excess of a $100,000 threshold, relating to such former subsidiary's operations prior to the consummation of the Specialty Products Sale, up to a maximum exposure of $1.5 million. As of July 31, 1998, no environmental claims have been submitted for indemnification by SGL Corp.

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

         In the process of developing permit applications for facility upgrades at two of the Company's plants, the Company determined that certain parameters in its Niagara Falls air permits do not reflect current operations; testing at the St. Marys location is required to determine its status. The Company is working to resolve this issue and has advised the appropriate state environmental authorities. At this time, management cannot determine the magnitude of the costs or fines, if any, that may be incurred.

         Periodic upsets at the Niagara Falls facility resulting in particulate air emissions from baking and graphitization furnaces and odor have led to complaints to the Niagara County Health Department. The Company has made certain improvements and is evaluating further corrective actions which may, in future years, require expenditures for new production and air pollution control equipment. The Company does not believe that such expenditures will have a material adverse effect on its financial condition, future operating results or cash flows.

         The Company had submitted to the NYDEC a plan for compliance with restrictions on emissions of volatile organic compounds from its graphitization plant at Niagara Falls. The Company has received approval of its plan. Expenditures under the plan for compliance will not materially affect the Company's financial condition, future operating results or cash flows.

         Refer to Item 3, "Legal Proceedings" for a discussion of environmental-related claims against the Company.

         During fiscal 1998, the Company spent approximately $0.9 million on capital expenditures in order to comply with environmental laws and regulations (which expenditures are included in the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K as additions to property, plant and equipment). During fiscal 1999, the Company expects to spend approximately $2.0 million for such projects.

ITEM 2 PROPERTIES

The Company maintains its corporate headquarters at One Gateway Center, Pittsburgh, Pennsylvania under a lease with an initial term expiring on December 31, 1999.

         The Company has the following additional properties, which are owned or leased, as indicated:


                                                                                       AREA
                                                                               (APPROXIMATE           OWNED
LOCATION                                                                 USE    SQUARE FEET)      OR LEASED
--------------------------------------------------------------------------------------------------------------
Graphite Electrode Products Facilities:

     Niagara Falls, New York                                      Electrodes       1,000,000          Owned

     St. Marys, Pennsylvania                                      Electrodes         742,000          Owned

     Seadrift, Texas                                             Needle Coke         743,000          Owned

Calcium Carbide Products Facilities:

     Calvert City, Kentucky                                 Carbide Products         150,000          Owned

     Louisville, Kentucky                                   Carbide Products         200,000          Owned

     Louisville, Kentucky       Carbide Sales, Technical and Finance Offices           6,000         Leased
==============================================================================================================

         Pursuant to the Specialty Products Sale, SGL Corp. acquired a discrete portion of the Company's St. Marys facility. The Company and SGL Corp. share common steam services in St. Marys. In addition, the Company leases to SGL Corp. a portion of a building and certain parking lot space at its facility in Niagara Falls pursuant to a lease expiring in January 2000 (subject to optional renewals by SGL Corp. for a maximum of five additional years).

         The Company owns all of its major manufacturing facilities. The Company believes that its plants and facilities, which are of varying ages and types of construction, are generally in satisfactory condition.

         Many of the Company's operations are conducted at extremely high temperatures, exceeding 5,000 degrees Fahrenheit in the case of electrode graphitizing. In some facilities, a maintenance "turnaround" is conducted annually; in other facilities, major maintenance is conducted on an ongoing basis. Maintenance expenditures, which are expensed as incurred, amounted to approximately $37.7 million, $37.5 million and $37.1 million for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

Item 3 LEGAL PROCEEDINGS

GENERAL

In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the DOJ that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers.

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR, SGL Corp. and SGL as defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants as well as Showa Denko. Thereafter, five additional purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR asserting substantially the same claims and seeking the same relief as in the consolidated cases. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998, but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. One such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998; the Company is seeking to have this case transferred to the Eastern District of Pennsylvania for pre-trial proceedings.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which are subject by law to court approval, and have also settled claims brought by some of the individual purchasers. The Company further understands that UCAR and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

         The Company has also advised the Commission of the European Communities that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may substantially reduce fines and other penalties if a company cooperates with the European Commission and in the judgment of the European Commission provides significant information. The Company understands that the European Commission will determine any fines at the completion of its proceedings that may not be concluded for a year or more.

         On June 18, 1998, a group of Canadian purchasers filed a lawsuit in the Ontario Court (General Division) claiming a conspiracy and violations of the Canadian Competition Act. The Canadian lawsuit names the Named Defendants as well as several present or former parents, subsidiaries and/or affiliates of UCAR, SGL and Showa Denko. The Canadian Competition and Consumer Law Division has initiated an inquiry and the Company is cooperating fully with the authorities conducting that inquiry.

         During fiscal 1998, the Company recorded the Antitrust Charge, a $38 million pre-tax charge ($25 million after expected tax benefits), classified as "other expense" in the consolidated statement of operations for the fiscal year ended July 31, 1998, for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with pending antitrust matters. Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko recently reached settlements at substantially higher amounts with the class action plaintiffs and certain individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs. See "Liquidity and Capital Resources" under Item 7 of this Form 10-K.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of July 31, 1998, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

ENVIRONMENTAL

In April 1995, the Company was named as a third-party defendant in a Superfund action in Federal District Court in New Jersey relating to waste disposal at a landfill located in Sayreville, New Jersey (the Sayreville Litigation). Recently, three of the seven third-party plaintiffs have agreed with the Company to dismiss their third-party claims. A stipulation of dismissal is being circulated and will shortly be submitted to the Court for approval. The remaining four third-party plaintiffs have recently entered into settlement agreements directly with the plaintiffs. Plaintiffs report that those settlement agreements include a provision requiring the settlors to dismiss all claims made in the lawsuit, which includes the third-party claims made against the Company. The plaintiffs expect the stipulations of dismissal relating to the settlements to be submitted for court approval shortly. Upon approval of the foregoing stipulations by the Court, all claims against the Company will be dismissed. Carbon Graphite Group, Inc. was named as successor to Airco-Speer Company (Airco-Speer). Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim which it disputes. Furthermore, pursuant to the Asset Purchase Agreement by which the Company acquired assets from BOC, BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and agreed to indemnify the Company for losses associated therewith in accordance with the terms of the Asset Purchase Agreement. In addition, BOC asserts that the liability in this matter was settled by a 1992 agreement with the plaintiffs in the present case. As a result of a motion for summary judgment, the Court has substantially reduced the scope of claims which may be brought against the Company. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

This item is not applicable to the Registrant for this Annual Report on Form
10-K.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System. The following tables provide information regarding the high and low prices at which the Company's Common Stock traded for each of the quarterly periods in the fiscal years ended July 31, 1998 and 1997.

QUARTERLY STOCK INFORMATION

YEAR ENDED JULY 31, 1998                HIGH                LOW
--------------------------------------------------------------------------------
First                                  $39-15/16           $28-1/2
Second                                  39-1/8              33
Third                                   37                  28-1/2
Fourth                                  34-1/8              20
--------------------------------------------------------------------------------
     Fiscal Year                       $39-15/16           $20
================================================================================

YEAR ENDED JULY 31, 1997                HIGH                LOW
--------------------------------------------------------------------------------
First                                  $19-1/2             $15-1/4
Second                                  22-1/2              15-7/8
Third                                   25                  19-3/4
Fourth                                  29-1/2              21-1/2
--------------------------------------------------------------------------------
     Fiscal Year                       $29-1/2             $15-1/4
================================================================================

         No Common Stock dividends were declared during fiscal 1998 or fiscal 1997. The Company estimates that as of September 25, 1998, there were 80 record holders and approximately 1,900 beneficial holders of its Common Stock.

ITEM 6 SELECTED FINANCIAL DATA

YEAR ENDED JULY 31,                               1998           1997           1996          1995            1994

-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts,
percentages and pricing information)

STATEMENTS OF OPERATIONS DATA(1)(2):


Net sales                                      $ 293,751       $289,586       $259,394      $241,456        $207,536

Cost of goods sold                               242,535        235,401        214,396       198,160         172,323

Selling, general and administrative               14,884         16,031         14,609        16,247          21,430

Early retirement/severance charge(3)                   -          1,100              -             -               -

Other expense (income)(4)                         38,000              -           (308)       (3,358)              -

-----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                           (1,668)        37,054         30,697        30,407          13,783

Interest expense, net                              5,130          7,894          9,073        10,518           9,604

Special financing expenses                             -              -            889           357               -

Provision (benefit) for income taxes              (1,729)        10,732          6,416         7,206           1,644

-----------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
   and before extraordinary loss               $  (5,069)      $ 18,428       $ 14,319      $ 12,326        $  2,535

-----------------------------------------------------------------------------------------------------------------------

Per share income (loss) from continuing
   operations and before extraordinary loss applicable to common stock(5):

   Basic                                       $   (0.58)      $   2.16       $   1.90      $   2.00        $  (0.17)

   Diluted                                         (0.58)          2.09           1.67          1.59           (0.17)

BALANCE SHEET DATA (AT PERIOD END)(6):

Working capital                                $  70,129       $100,825       $104,825      $106,449        $ 77,456

Property, plant and equipment, net               137,603         87,653         65,177        58,370          64,350

Total assets                                     289,099        235,860        212,870       214,409         192,434

Long-term debt                                   110,232         80,035         81,763       110,000         115,000

Stockholders' equity                              84,814         96,209         74,808        43,012          15,439

OTHER OPERATING DATA(2):

Gross profit margin percentage                      17.4%          18.7%          17.3%         17.9%           17.0%

Operating income margin percentage                  (0.6)          12.8           11.8          12.6             6.6

EBITDA(7)                                      $  50,708       $ 49,354       $ 39,560      $ 35,371        $ 22,787

Depreciation and amortization(7)                  14,376         11,200          9,171         8,322           9,004

Capital expenditures(8)                           64,306         33,765         15,670        10,526           8,950

Quantity of graphite electrodes sold
   (in thousands of pounds)                      119,307        110,293        105,279       100,775          96,659

Graphite electrode average
   net price per pound                         $    1.34       $   1.34       $   1.28      $   1.19        $   1.09

=======================================================================================================================

(1)  Excludes the historical operating results of Specialty Products.

(2) Certain amounts reported in previous years have been reclassified to conform with current year presentation.

(3) Represents costs associated with the retirement of two executives in fiscal 1997.

(4) Represents expense related to the Antitrust Reserve in fiscal 1998 and income related to a long-term contract for the construction of a graphite electrode plant in the People's Republic of China (the China Contract) in fiscal years 1996 and 1995. See "Management's Discussion and Analysis."

(5) Loss per share from continuing operations applicable to common stock includes the after-tax effect of the Antitrust Charge in fiscal 1998 and a $5.1 million special bonus paid to certain key employees in fiscal 1994. Loss per share from continuing operations applicable to common stock in fiscal 1994 was adjusted for the redemption of convertible redeemable preferred stock and warrants in excess of carrying value.

(6) July 31, 1994 amounts include working capital items, property, plant and equipment and assets related to Specialty Products.

(7) EBITDA is defined as operating income before depreciation and amortization, early retirement/severance charges and other expense and income. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. However, management believes that EBITDA is an appropriate measure of the Company's ability to service its cash requirements. Depreciation and amortization included in the computation of EBITDA includes amortization of certain intangibles and does not include depreciation and amortization related to Specialty Products.

(8) Prior to fiscal 1996, includes capital expenditures related to Specialty Products.

During fiscal 1994, the Company paid a $5.00 per share Common Stock dividend. No other Common Stock dividends were declared or paid during the five-year period ended July 31, 1998.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW OF RESULTS

The Company's results from operations were a $5.1 million net loss, or $0.58 per share, for the fiscal year ended July 31, 1998 versus earnings from operations of $18.4 million, or $2.09 per diluted share, for the fiscal year ended July 31, 1997 and $14.3 million, or $1.67 per diluted share, for the fiscal year ended July 31, 1996. During fiscal 1998, the Company recorded the Antitrust Charge. Excluding the net effects of the Antitrust Charge, earnings from operations for fiscal 1998 were $19.9 million, or $2.24 per share. Weighted average common and common share equivalents outstanding were 8,893,998, 8,822,706, and 8,577,451 for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

         Extraordinary losses resulting from the early retirement of the Senior Notes during the fiscal years presented reduced the Company's net results to an $11.5 million loss, or $1.32 per share, for fiscal 1998 as compared to net income of $18.3 million, or $2.07 per diluted share, and $12.1 million, or $1.42 per diluted share, for fiscal 1997 and 1996, respectively.

         The Company's reportable business segments include graphite electrode products, which includes graphite electrodes, needle coke and other graphite specialty products, and calcium carbide products, which includes pipeline acetylene, calcium carbide for metallurgical applications and calcium carbide for fuel gas applications. The following table sets forth certain financial information for the periods discussed below and should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K:



 YEAR ENDED JULY 31,                                      1998            1997             1996
------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)
Net sales:

     Graphite electrode products                        $215,767        $210,045         $179,925

     Calcium carbide products                             77,984          79,541           79,469
------------------------------------------------------------------------------------------------------
     Total net sales                                    $293,751        $289,586         $259,394
======================================================================================================
Percentage of net sales:

     Graphite electrode products                            73.5%           72.5%            69.4%

     Calcium carbide products                               26.5            27.5             30.6
------------------------------------------------------------------------------------------------------
     Total percentage of net sales                         100.0%          100.0%           100.0%
======================================================================================================
Gross profit as a percentage of segment net sales:

     Graphite electrode products                            18.0%           19.9%            16.2%

     Calcium carbide products                               15.9            15.6             19.9

Percentage of total net sales:

     Total gross profit                                     17.4%           18.7%            17.3%

     Selling, general and administrative                     5.0             5.5              5.6

     Operating income (loss)                                (0.6)           12.8             11.8

     Income (loss) from operations                          (1.7)            6.4              5.5

     Net income (loss)                                      (3.9)            6.3              4.7
------------------------------------------------------------------------------------------------------

FISCAL 1998 VERSUS FISCAL 1997

Net sales for fiscal 1998 were $293.8 million versus $289.6 million in fiscal 1997, a 1.4% increase. Graphite electrode product sales increased 2.7% to $215.8 million, while calcium carbide product sales decreased 2.0% to $78.0 million.

         Within the graphite electrode products segment, graphite electrode net sales for fiscal 1998 were $160.0 million, an 8.7% increase over fiscal 1997 as a result of an 8.2% increase in shipments. Graphite electrode shipments in fiscal 1998 totaled 119.3 million pounds. Domestic and foreign electrode shipments as a percentage of total electrode shipments for fiscal 1998 were 55.7% and 44.3%, respectively, versus 53.2% and 46.8%, respectively, in fiscal 1997. The average net price for graphite electrodes for fiscal 1998 was $1.34 per pound, unchanged as compared to fiscal 1997. A 4.8% decrease in the foreign net price of graphite electrodes, which resulted primarily from the continued strengthening of the U.S.

dollar against foreign currencies, was offset by a 3.5% increase in the domestic net price and the improved domestic/ foreign sales mix. Needle coke sales for fiscal 1998 were $33.9 million versus $28.6 million in fiscal 1997, with the increase resulting from a 13.8% increase in shipments and a 4.1% increase in the average selling price of needle coke. Needle coke shipments were up substantially over fiscal 1997 due to increased production capacity at the Company's affiliate, Seadrift. The Company estimates that as a result of capital expenditures made during fiscal 1997 and 1998, the current effective production capacity of Seadrift is approximately 180,000 tons of premium needle coke. Current weakness in certain regions of the global economy is expected to have a negative impact on demand for graphite electrodes and premium needle coke and has resulted in and is expected to continue to result in lower shipments and/or average prices of graphite electrodes and needle coke in fiscal 1999 and, potentially, beyond. Graphite specialty product sales during fiscal 1998 totaled $21.9 million versus $34.2 million in fiscal 1997. The decrease in sales was principally the result of the expiration of the SGL Supply Agreement. The contract expired in January 1998.

         Within the calcium carbide products segment, pipeline acetylene sales were $28.9 million in fiscal 1998, a 4.7% increase over fiscal 1997 resulting from a 5.0% increase in pipeline acetylene deliveries. Sales of calcium carbide for metallurgical applications were $23.7 million, a 3.8% decrease from last year resulting from a 1.9% decline in shipments and a 1.9% decrease in prices. Sales of calcium carbide for fuel gas applications totaled $20.0 million, a 5.6% decrease resulting from a 4.2% decrease in shipments and a 1.4% decrease in prices. Net sales of calcium carbide for metallurgical and fuel gas applications are expected to continue to decline in fiscal 1999 as a result of increasing competition in these product lines. All other calcium carbide products net sales totaled $5.6 million for fiscal 1998, a decrease of 11.8% resulting primarily from lower shipments of electrically calcined anthracite coal.

         Gross profit as a percentage of graphite electrode product sales for fiscal 1998 was 18.0% versus 19.9% in fiscal 1997. The decrease in the gross margin resulted primarily from the disruption in production of needle coke which resulted from the extended plant shutdown to install and start-up new equipment at the Company's affiliate, Seadrift. In addition, depreciation and amortization increased 32.6% during fiscal 1998 to $12.4 million as a result of the Company's capital expenditures during fiscal years 1998 and 1997. The negative impact from the extended shutdown and higher depreciation charge more than offset the benefits of increased needle coke and graphite electrode sales volumes and improved needle coke prices during fiscal 1998. In addition, the cost of decant oil, the primary raw material in the production of needle coke, during the fiscal year ended July 31, 1998 was approximately 11% lower as compared to a year ago, which contributed positively to the gross margin. Gross profit as a percentage of calcium carbide product sales for fiscal 1998 was 15.9% versus 15.6% in fiscal 1997. The increase was primarily the result of lower operating costs during fiscal 1998.

         Selling, general and administrative expenditures for fiscal 1998 were $14.9 million versus $16.0 million in fiscal 1997. The decrease was primarily the result of a $1.8 million decrease in incentive compensation expenses for salaried employees in fiscal 1998.

         During the fiscal year ended July 31, 1997, the Company recorded a $1.1 million non-recurring charge to provide for benefits associated with the early retirement of two executives of the Company.

         During fiscal 1998, the Company recorded the Antitrust Charge, a $38 million pre-tax charge ($25 million after expected tax benefits), classified as "other expense" in the consolidated statement of operations for the fiscal year ended July 31, 1998, for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with pending antitrust matters. Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko recently reached settlements at substantially higher amounts with the class action plaintiffs and certain individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs. See "Liquidity and Capital Resources" below.

         Net interest expense for fiscal 1998 was $5.1 million, including $5.2 million of interest expense associated with the 1997 Revolving Credit Facility, $1.5 million in interest expense associated with the Senior Notes and $0.4 million in amortization and bank fees. These interest expense items were reduced by $1.7 million in capitalized interest associated with the Company's Modernization Program projects and $0.3 million in interest income. Net interest expense for fiscal 1997 was $7.9 million, including $9.4 million in interest expense associated with the Senior Notes and $0.3 million in amortization. These interest expense items were reduced by $0.5 million in capitalized interest and $1.5 million in interest income in fiscal 1997.

         The Company's effective income tax rate for fiscal 1998 was a benefit of 25.4% versus a provision of 36.8% for fiscal 1997. The benefit for fiscal 1998 was unusually low relative to the federal statutory rate of 35% due to state income tax expenses, the write-off of certain state net operating loss tax benefits, the effect of non-deductible expenses incurred throughout fiscal 1998 and the impact of adjustments to the Company's prior year tax estimates.

         As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt during fiscal 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility.

FISCAL 1997 VERSUS FISCAL 1996

Net sales for fiscal 1997 were $289.6 million versus $259.4 million in fiscal 1996, an 11.6% increase. Graphite electrode product sales increased 16.7% over the prior year to $210.0 million, while calcium carbide product sales were unchanged at $79.5 million.

         Within the graphite electrode products segment, graphite electrode net sales for fiscal 1997 were $147.2 million, a 9.9% increase over fiscal 1996 as a result of a 4.8% increase in shipments and a 4.7% increase in the average net sales price of graphite electrodes. Graphite electrode shipments in fiscal 1997 totaled 110.3 million pounds. Domestic and foreign electrode shipments as a percentage of total electrode shipments for fiscal 1997 were 53.2% and 46.8%, respectively, versus 49.6% and 50.4% in fiscal 1996. A domestic price increase during fiscal 1997 resulted in the increase in the average net sales price of graphite electrodes. The majority of foreign electrode sales are denominated in local currencies, most of which were weaker in relation to the U.S. dollar. As a result, net price realizations on foreign sales were lower for fiscal 1997 versus fiscal 1996, partially offsetting the benefits of the domestic price increase. Needle coke sales for fiscal 1997 were $28.6 million versus $16.5 million in fiscal 1996. Needle coke sales were up substantially over fiscal 1996 due to increased production capacity at Seadrift. In addition, the average net price for needle coke was 14.6% higher during fiscal 1997 as compared to fiscal 1996. Graphite specialty product sales during fiscal 1997 totaled $34.2 million versus $29.5 million for fiscal 1996. Included in graphite specialty product sales for fiscal 1997 and 1996 were $16.7 million and $15.6 million, respectively, of sales of large graphite rods and plates and other processing sales under the SGL Supply Agreement. The SGL Supply Agreement was entered into in connection with the Specialty Products Sale. The increase in graphite specialty product sales during fiscal 1997 was the result of increased sales under the SGL Supply Agreement, as well as increased shipments of bulk and granular graphite.

         Within the calcium carbide products segment, pipeline acetylene sales were $27.6 million, a 1.8% decrease from fiscal 1996 resulting from a 1.0% decrease in shipments and an 0.8% decrease in prices. Offsetting this decline was a 1.4% increase in sales of calcium carbide for fuel gas applications which totaled $21.2 million. Also, carbide lime sales were up 8.9% to $3.1 million. The increases noted were primarily the result of increased shipments. Sales of calcium carbide for metallurgical applications were essentially unchanged at $24.7 million for fiscal 1997. All other calcium carbide product sales were also unchanged at $2.9 million.

         Gross profit as a percentage of graphite electrode product sales for fiscal 1997 was 19.9% versus 16.2% in fiscal 1996. The increase in the gross margin resulted from increased shipments and net selling prices for both needle coke and graphite electrodes, as well as increased needle coke production during fiscal 1997. Partially offsetting these benefits were the negative effects of increased feedstock costs at Seadrift, which were 11.6% higher during fiscal 1997.

         Gross profit as a percentage of calcium carbide product sales for fiscal 1997 was 15.6% versus 19.9% for fiscal 1996. During fiscal 1996, the Company received a $1.0 million favorable settlement from a utility rate dispute with one of its electric power suppliers. The $1.0 million payment received was reflected as a reduction in cost of goods sold for fiscal 1996. Excluding this settlement, gross profit as a percentage of calcium carbide product sales for fiscal 1996 was 18.6%. The decrease in the calcium carbide gross margin was due primarily to lower sales of pipeline acetylene and higher raw material and labor costs during fiscal 1997.

         Selling, general and administrative expenditures for fiscal 1997 were $16.0 million versus $14.6 million in fiscal 1996. The increase was primarily the result of the settlement of a lawsuit in the fiscal 1997 first quarter, costs associated with the search for a new chief executive officer for the Company and an increase in employee-related costs in fiscal 1997.

         Early retirement/severance charges for fiscal 1997 represent costs associated with the retirement of two executives of the Company during fiscal 1997.

         In October 1994, the Company formally entered into the China Contract. The China Contract is a long-term contract with an engineering design and consulting firm to provide process design expertise and training services related to the construction of a graphite electrode plant in the People's Republic of China. Revenue related to the contract was recognized as services were performed for the process design expertise portion of the contract, and using a percentage of contract completed approach for the training services stage of the contract. Other income in fiscal 1996 represents revenues earned under the process design expertise portion of the contract, less applicable expenses. Total revenues under the contract were expected to be approximately $5.2 million, $4.1 million of which has been recognized as of July 31, 1997. At this time, the project has been delayed by the Chinese government, and management cannot determine whether the balance of the revenue expected under the contract will be realized.

         Net interest expense for fiscal 1997 was $7.9 million, including $9.4 million of interest expense and $0.3 million in amortization expense associated with the Senior Notes, less $1.5 million of interest income and $0.5 million in capitalized interest associated with the Modernization Program. The average outstanding balance of Senior Notes during fiscal 1997 was $81.6 million. Net interest expense for fiscal 1996 was $9.1 million, including $10.5 million of interest expense and $0.4 million in amortization expense associated with the Senior Notes, less $1.8 million of interest income. The average outstanding balance of Senior Notes during fiscal 1996 was approximately $91 million.

         Special financing expenses in fiscal 1996 represent charges for accounting, legal, printing and other fees related to the Company's public stock offerings in fiscal 1996.

         The Company's effective income tax rate for fiscal 1997 was 36.8% versus 30.9% for fiscal 1996. The Company's effective tax rate differs from the federal statutory rate primarily due to state taxes, less the benefits of its foreign sales corporation. Fiscal 1996's effective rate was unusually low due to adjustments to prior year estimates of the benefit from the Company's foreign sales corporation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) #128, "Earnings per Share," SFAS #129, "Disclosures of Information about Capital Structure" and SFAS #130, "Reporting Comprehensive Income" for its fiscal year ended July 31, 1998.

         The Financial Accounting Standards Board (FASB) has issued several new financial accounting and reporting standards that the Company will be required to adopt in the coming fiscal years. The Company is required to adopt SFAS #131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS #131) and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits-an amendment to FASB Statements #87, #88 and #106" (SFAS #132) for its fiscal year ending July 31, 1999. SFAS #131 will require the Company to expand its disclosure of information on its reportable segments. SFAS #132 standardizes the disclosure requirements for pensions and other postretirement benefits.

         The Company is required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for its fiscal year ending July 31, 2000. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet evaluated the financial accounting and reporting impact of SFAS #133.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs are primarily for capital expenditures, working capital and debt service on its revolving credit facility. Capital expenditures over fiscal 1999 and fiscal 2000 should average between $30 million and $35 million per annum, assuming the commencement of the $40 million longitudinal graphitizing project in fiscal 1999.

The Company believes that its cash flows from operations and availability under its revolving credit facility will be sufficient to fund all of its currently planned liquidity needs through at least the expiration of the 1997 Revolving Credit Facility in September 2002. However, in the event these resources are not sufficient to fund the Company's planned capital expenditures, service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to obtain additional funding or delay certain discretionary capital projects. If the Company were required to obtain additional funding to satisfy its liquidity needs, there can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

         On September 26, 1997, the Company completed the Tender. The tender price paid to holders of the Senior Notes was $1,086.20 for each $1,000 in Senior Note principal. Also, most holders received an additional $15.00 per $1,000 in Senior Note principal in exchange for their consent to eliminate substantially all of the restrictive covenants and certain default provisions in the Senior Note Indenture other than the covenants to pay interest on and principal of the Senior Notes and the default provisions related to such covenants. Consents were received by holders of more than a majority of the outstanding Senior Notes, resulting in the elimination of such restrictive covenants and default provisions. After the Tender, $0.1 million in Senior Notes were outstanding. Subsequent to July 31, 1998, the Company notified the trustee of the Senior Notes that it intended to exercise an option to redeem early the remaining Senior Notes at a price of $1,057.50 for each $1,000 in Senior Note principal, plus accrued and unpaid interest. The early redemption of the remaining Senior Notes outstanding was completed during the first quarter of the Company's fiscal year ending July 31, 1999 and will not have a material impact on the Company's consolidated financial statements.

         In connection with the Tender, the Company entered into the 1997 Revolving Credit Facility, as amended. The 1997 Revolving Credit Facility replaced the 1995 Revolving Credit Facility. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.75%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As of July 31, 1998, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.6%. Repayment of funds borrowed under the new credit agreement is not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth Ratio, all as defined in the 1997 Revolving Credit Facility agreement. During the fiscal year ended July 31, 1998, the 1997 Revolving Credit Facility was amended to incorporate the Antitrust Charge. The financial covenants in the 1997 Revolving Credit Facility agreement were generally amended to exclude the effects of the Antitrust Charge, although the cash flow impact associated with any future settlements of pending antitrust claims will effectively reduce EBITDA in the computation of the Consolidated Total Indebtedness to EBITDA Ratio computed for pricing purposes in the future. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

         As of July 31, 1998, the Company had approximately $32 million of availability under the 1997 Revolving Credit Facility. As of July 31, 1998, borrowings under the 1997 Revolving Credit Facility totaled $110.1 million and letters of credit outstanding totaled approximately $8 million.

         On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. During fiscal 1998, the Company repurchased 53,000 shares of its Common Stock for $1.5 million under its stock repurchase program. As of September 25, 1998, the Company had repurchased 235,200 shares of its Common Stock for $3.6 million under its stock repurchase program.

         During fiscal 1998, total assets increased $53.2 million to $289.1 million. The increase resulted primarily from capital expenditures of $64.3 million, less $14.0 million of depreciation and amortization. Total liabilities increased $64.6 million during fiscal 1998 to $204.3 million. The increase resulted primarily from the Antitrust Charge as well as a $30 million increase in long-term debt. Stockholders' equity decreased $11.4 million during fiscal 1998 to $84.9 million. The decrease resulted primarily from the Company's net loss of $11.4 million during fiscal 1998.

         Net cash provided by operations for fiscal 1998 was $18.2 million versus $32.2 million for fiscal 1997. Operating cash inflows for fiscal 1998 included $22.6 million in net income before adjustments to reconcile net loss to cash provided by operations and the net effect of the Antitrust Charge. These cash inflows were partially offset by a $4.4 million net cash outflow from changes in other working capital items, including a $9.4 million increase in inventories. Interest and income taxes paid during fiscal 1998 were $10.2 million and $6.6 million, respectively.

         The Company's investing activities have historically included short-term investments and capital expenditures ranging from $15.7 million in fiscal 1996 to $64.3 million in fiscal 1998. The substantial increase in capital expenditures since fiscal 1995 is due primarily to the Modernization Program and other significant capital projects initiated in fiscal 1997. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures.

         The Company's financing activities have principally represented short-term draw downs and repayments on its revolving credit facilities, as well as periodic repurchases of Senior Notes in open market transactions and cash inflows from exercises of stock options. Other financing activities during fiscal 1998 also included the effects of the Tender and the repurchase of treasury shares of Common Stock for $1.9 million. Other financing activities during fiscal 1996 also included the effects of the sale of 5,375,750 shares of Common Stock to the public in a secondary underwritten offering (the Initial Offering) and a redemption of $9.0 million in Senior Notes.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company is exposed to financial, market and economic risks in many areas of its business. The Company utilizes several financial instruments and risk management programs in an effort to mitigate much of this exposure. The following is a summarization of the programs utilized by the Company in an attempt to mitigate these risks.

Foreign Currency Risks

Approximately 30% of the Company's net sales during each of the fiscal years ended July 31, 1998, 1997 and 1996 were to customers located in foreign countries. The majority of these foreign sales were denominated in local currencies, subjecting the Company to foreign currency exchange rate risk. The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure on customer accounts receivable and sales commitments denominated in foreign currencies. These contracts require the Company to deliver foreign currencies in the future in order to receive U.S. dollars owed to it under the contracts at settlement. In the past, the Company has been generally successful in fulfilling its obligations to deliver the foreign currencies due under its forward foreign currency contracts. These contracts generally mature within 12 months and are principally unsecured contracts with commercial banks. Gains and losses related to forward foreign currency contracts are deferred and recognized in income at the time of the sale of the product.

         As of July 31, 1998 and 1997, the Company had $39.4 million and $35.1 million, respectively, in forward foreign currency contracts outstanding. A hypothetical 10% change in forward rates would result in a pretax gain or loss of approximately $3.9 million related to the contracts outstanding as of July 31, 1998, although any gain or loss would be substantially offset by an inverse change in the value of future collections on foreign accounts receivable or sales commitments. For purposes of this sensitivity analysis, October 1998 forward rates as of July 31, 1998 were adjusted by the 10% hypothetical change and applied to the notional value of the contracts outstanding. The average maturity of the Company's forward foreign currency contracts is October 1998.

         The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions. See Note 3 to the consolidated financial statements for a detailed description of the Company's foreign currency exposure, including customer accounts receivable denominated in foreign currencies and forward foreign currency contracts outstanding.

Commodity Price Risks

The Company's affiliate, Seadrift, purchases approximately 2 million barrels of low sulfur decant oil each year to produce needle coke, the key raw material in the production of graphite electrodes. The cost of refinery decant oil is pegged to the U.S. Gulf Coast spot cargo barge prices and, in some cases, West Texas Intermediate crude oil. The Company regularly enters into crude oil and low sulfur fuel oil futures and swap agreements in order to help mitigate exposure to fluctuations in the cost of decant oil. These futures and swap contracts are financial hedges; the Company never actually takes delivery of the oil product that is the subject of the contracts.

         In the case of futures contracts, the Company agrees to purchase crude oil in the future at a set price, then liquidates the contract prior to settlement. The difference between the price of crude oil on the date the Company enters into the contract and the price on the settlement date represents the financial gain or loss on that contract. In the case of swap contracts, the Company agrees to pay a fixed price for low sulfur fuel oil and a counter party agrees to pay the variable market price for a particular month. The difference between the fixed price and the average market price for the applicable month represents the financial gain or loss on the contract. Gains and losses associated with these contracts, when settled, are deferred as an adjustment to Seadrift's oil inventory values and, ultimately, the carrying cost of needle coke.

         As of July 31, 1998, the Company had $4.8 million and $1.8 million in crude oil futures and low sulfur fuel oil swap contracts, respectively, and $3.6 million and $2.4 million, respectively, as of July 31, 1997. A 10% change in the futures rates for crude oil and low sulfur fuel oil would result in a $0.5 million gain or loss related to these contracts, although any gain or loss would be substantially offset by an inverse change in the purchase price of low sulfur decant oil expected to be purchased in the future. This hypothetical computation assumes a parallel shift in the applicable commodity futures prices. For purposes of this sensitivity analysis, forward crude oil and low sulfur fuel oil prices for the months of August 1998 through December 1998 were adjusted by the 10% hypothetical change and applied to the notional number of barrels being hedged per the contracts outstanding.

         See Note 3 to the consolidated financial statements for a detailed description of the consolidated financial statement impact of the Company's oil hedging activities during the fiscal years presented therein.

Interest Rate Risks

The Company's indebtedness as of July 31, 1998 is comprised primarily of $110 million in borrowings outstanding under the 1997 Revolving Credit Facility. Interest cost under the 1997 Revolving Credit Facility is based on either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.75%) based on a leverage calculation. The Company uses interest rate swap and cap agreements to hedge a portion of its debt cost in an attempt to strike a favorable balance between fixed and variable rate debt and keep financing costs as low as possible. In conjunction with the revolving credit facility refinancing completed in September 1997, the Company entered into several interest rate swap and cap agreements. The interest rate swap agreements effectively fix the Company's interest rate at approximately 6.3% for a decreasing level of borrowings outstanding ranging from $50.0 million in fiscal 1999 to $30.0 million in fiscal 2002. The interest rate swap agreements did not have a material impact on the Company's consolidated financial statements during the fiscal year ended July 31, 1998. The interest rate cap agreements effectively cap the Company's base LIBOR rate at 7.5% on borrowings ranging from $30.0 million in fiscal 1999 to $20.0 million in fiscal 2001. The interest rate cap agreements did not have a material impact on the Company's consolidated financial statements for the fiscal year ended July 31, 1998.

         The Company's effective interest rate, which includes actual interest costs as well as bank fees and amortization of debt transaction costs, for its fiscal year ended July 31, 1998 was 7.8%. This effective interest rate includes $1.5 million in interest costs associated with the Senior Notes, as the Tender was not completed until the end of September 1997. The Company's blended effective interest rate on borrowings outstanding as of July 31, 1998 was 6.6%. A hypothetical 10% change in the blended effective interest rate assuming debt levels as of July 31, 1998 would result in a $0.7 million increase or decrease in interest costs.

LEGAL AND ENVIRONMENTAL MATTERS

In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the DOJ that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers.

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR, SGL Corp. and SGL as defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants as well as Showa Denko. Thereafter, five additional purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR asserting substantially the same claims and seeking the same relief as in the consolidated cases. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. One such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998; the Company is seeking to have this case transferred to the Eastern District of Pennsylvania for pre-trial proceedings.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which are subject by law to court approval, and have also settled claims brought by some of the individual purchasers. The Company further understands that UCAR and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

         The Company has also advised the Commission of the European Communities that it wishes to invoke the Commission's Leniency Notice. Generally under these guidelines, the European Commission may substantially reduce fines and other penalties if a company cooperates with the European Commission and in the judgment of the European Commission provides significant information. The Company understands that the European Commission will determine any fines at the completion of its proceedings that may not be concluded for a year or more.

         On June 18, 1998, a group of Canadian purchasers filed a lawsuit in the Ontario Court (General Division) claiming a conspiracy and violations of the Canadian Competition Act. The Canadian lawsuit names the Named Defendants as well as several present or former parents, subsidiaries and/or affiliates of UCAR, SGL and Showa Denko. The Canadian Competition and Consumer Law Division has initiated an inquiry and the Company is cooperating fully with the authorities conducting that inquiry.

         During fiscal 1998, the Company recorded the Antitrust Charge. Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko recently reached settlements at substantially higher amounts with the class action plaintiffs and certain individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs.

         During fiscal 1995, the Company was named as a third-party defendant in the Sayreville Litigation. Recently, three of the seven third-party plaintiffs have agreed with the Company to dismiss their third-party claims. A stipulation of dismissal is being circulated and will shortly be submitted to the Court for approval. The remaining four third-party plaintiffs have recently entered into settlement agreements directly with the plaintiffs. Plaintiffs report that those settlement agreements include a provision requiring the settlors to dismiss all claims made in the lawsuit, which includes the third-party claims made against the Company. The plaintiffs expect the stipulations of dismissal relating to the settlements to be submitted for court approval shortly. Upon approval of the foregoing stipulations by the Court, all claims against the Company will be dismissed. Carbon/Graphite Group, Inc. was named as successor to Airco-Speer. Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim which it disputes. Furthermore, in the purchase agreement by which the Company acquired its operating assets (the Asset Purchase Agreement) from BOC, BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and has agreed to indemnify the Company for certain losses associated therewith in accordance with the terms of the Asset Purchase Agreement. BOC in turn is being indemnified by certain plaintiffs in the litigation pursuant to a 1992 agreement. In addition, BOC asserts that the liability in this matter was settled by the 1992 agreement with the plaintiffs in the present case. As a result of a motion for summary judgment, the Court has substantially reduced the scope of claims which may be asserted against the Company. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.

         The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of July 31, 1998. As of July 31, 1998, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

YEAR 2000

The Company is in the process of modifying, upgrading and replacing certain components of its computer software and operating systems to accommodate the "Year 2000" changes required for correct recording of dates in the Year 2000 and beyond. The Company believes that its current plan will adequately address the "Year 2000" issue and the Company does not expect to experience significant operational problems associated with "Year 2000" compliance once its program is complete. The costs of system conversions and software upgrades, which are expected to be completed by mid-1999, are not expected to be material. The Company is also evaluating the "Year 2000" compliance programs of its critical customers, suppliers and service providers in an attempt to determine the adequacy of their programs in addressing the "Year 2000" issue.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include the developments relating to the antitrust investigations by the DOJ, the antitrust enforcement authorities of the European Union or related civil lawsuits as well as the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof. Such factors also include the possibility that increased demand or prices for the Company's products may not occur or continue, changing economic and competitive conditions (including currency exchange rate fluctuations), technological risks and other risks, costs and delays associated with the start-up and operation of major capital projects (including the Company's Modernization Program), changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. Neither the statements contained in this report nor any reserve or charge recorded by the Company relating to civil lawsuits or claims shall be deemed to constitute an admission as to any liability in connection with the subject matter thereof. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The Carbide/Graphite Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Carbide/Graphite Group, Inc. and Subsidiaries (the Company) at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania 15219
September 15, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS
THE CARBIDE/GRAPHITE GROUP, INC.

YEAR ENDED JULY 31,                                                        1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share information)

Net sales                                                                 $293,751            $289,586            $259,394

Operating costs and expenses:

  Cost of goods sold                                                       242,535             235,401             214,396

  Selling, general and administrative                                       14,884              16,031              14,609

  Early retirement/severance charge (Note 13)                                    -               1,100                   -

  Other expense (income) (Note 13)                                          38,000                   -                (308)

-----------------------------------------------------------------------------------------------------------------------------

     Operating income (loss)                                                (1,668)             37,054              30,697

Other costs and expenses:

  Interest expense, net (Note 7)                                             5,130               7,894               9,073

  Special financing expenses (Note 2)                                            -                   -                 889

-----------------------------------------------------------------------------------------------------------------------------

     Income (loss) before income taxes
       and extraordinary loss                                               (6,798)             29,160              20,735

Provision (benefit) for taxes on income from operations (Note 5)            (1,729)             10,732               6,416

-----------------------------------------------------------------------------------------------------------------------------

     Income (loss) before extraordinary loss                                (5,069)             18,428              14,319

Extraordinary loss on early extinguishment of debt,
     net of tax benefit of $3,769 in 1998, $84 in 1997
     and $1,451 in 1996 (Note 7)                                            (6,417)               (126)             (2,177)

-----------------------------------------------------------------------------------------------------------------------------

          Net income (loss)                                               $(11,486)           $ 18,302            $ 12,142

=============================================================================================================================

EARNINGS PER SHARE INFORMATION (Note 1)

  Income (loss) before extraordinary loss:

     Basic                                                                $  (0.58)           $   2.16            $   1.90

     Diluted                                                              $  (0.58)           $   2.09            $   1.67

-----------------------------------------------------------------------------------------------------------------------------

  Extraordinary loss on early extinguishment of debt, net:

     Basic                                                                   (0.74)              (0.01)              (0.29)

     Diluted                                                                 (0.74)              (0.02)              (0.25)

-----------------------------------------------------------------------------------------------------------------------------

  Net income (loss):

     Basic                                                                $  (1.32)           $   2.15            $   1.61

     Diluted                                                              $  (1.32)           $   2.07            $   1.42

-----------------------------------------------------------------------------------------------------------------------------

Common and common equivalent shares:

     Basic                                                               8,699,304           8,517,022           7,545,334

     Diluted                                                             8,699,304           8,822,706           8,577,451
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
THE CARBIDE/GRAPHITE GROUP, INC.

JULY 31,                                                                     1998                           1997
---------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share information)

ASSETS

  Current assets:

  Cash and cash equivalents (Note 1)                                              -                      $   7,935

  Commercial paper (Note 3)                                                       -                         15,912

  Accounts receivable-trade, net of allowance for doubtful
     accounts: $2,025 in 1998 and $2,029 in 1997 (Note 3)                  $ 50,469                         49,088

  Inventories (Note 4)                                                       68,839                         59,445

  Deferred income taxes (Note 5)                                             18,189                          4,687

  Other current assets                                                        6,884                          6,269

---------------------------------------------------------------------------------------------------------------------

     Total current assets                                                   144,381                        143,336

Property, plant and equipment, net (Note 6)                                 137,603                         87,653

Other assets                                                                  7,115                          4,871

---------------------------------------------------------------------------------------------------------------------

     Total assets                                                          $289,099                       $235,860

=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Overdrafts                                                               $  2,457                              -

  Accounts payable, trade                                                    15,525                       $ 21,036

  Income taxes payable (Note 5)                                               1,002                            610

  Accrued expenses:

     Antitrust claims reserve (Note 8)                                       36,538                              -

     Interest (Note 7)                                                          250                          3,835

     Vacation                                                                 3,826                          3,780

     Workers' compensation                                                    5,782                          4,769

     Other                                                                    8,872                          8,481

---------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                               74,252                         42,511

Long-term debt (Notes 3 and 7)                                              110,232                         80,035

Deferred income taxes (Note 5)                                                6,561                          7,161

Retirement benefit plans and other (Note 9)                                  10,725                          7,294

Deferred revenue (Note 1)                                                     2,515                          2,650

---------------------------------------------------------------------------------------------------------------------

       Total liabilities                                                    204,285                        139,651

=====================================================================================================================

Commitments and contingencies (Note 8)

---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:

  Preferred Stock, $0.01 par value; 2,000,000 shares authorized; none issued      -                              -

  Common Stock, $0.01 par value; 18,000,000 shares authorized;
     shares issued: 9,884,542 in 1998 and 9,752,272 in 1997 (Note 2)             99                             97

  Additional paid-in capital, net of equity issue costs of $1,398 (Note 2)   36,243                         34,163

  Retained earnings                                                          55,197                         66,683

  Common Stock to be issued under options (Note 10)                             100                            161

---------------------------------------------------------------------------------------------------------------------

                                                                             91,639                        101,104

Common Stock held in treasury at cost (Note 15):
  1,185,000 shares in 1998 and 1,120,000 shares in 1997                      (6,825)                        (4,895)

---------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                            84,814                         96,209

=====================================================================================================================

       Total liabilities and stockholders' equity                          $289,099                       $235,860

=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE CARBIDE/GRAPHITE GROUP, INC.



Year Ended July 31,                                                 1998                     1997                     1996

----------------------------------------------------------------------------------------------------------------------------

(in thousands)

Net income (loss)                                                 $(11,486)                $18,302                  $12,142

Adjustments to reconcile net income (loss) to cash provided by operations:

  Depreciation and amortization                                     14,012                  10,882                    8,853

  Amortization of debt issuance costs                                  190                     341                      422

  Amortization of intangible assets                                    364                     318                      318

  Provision for Common Stock to be issued under options                  -                      47                       86

  Adjustments to deferred taxes                                    (14,102)                 (1,656)                   2,870

  Provision for loss-accounts receivable                                 -                     120                      120

  Extraordinary loss on early extinguishment of debt                10,186                     210                    3,628

Increase (decrease) in cash from changes in:

  Accounts receivable                                               (1,381)                 (3,816)                    (265)

  Inventories                                                       (9,394)                 (4,666)                  (3,758)

  Income taxes                                                       1,796                   6,755                      (45)

  Other current assets                                                (936)                   (926)                  (1,099)

  Accounts payable and accrued expenses                             28,892                   6,467                   (3,729)

  Net change in other non-current assets and liabilities                50                    (172)                  (2,072)

----------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operations                                18,191                  32,206                   17,471

----------------------------------------------------------------------------------------------------------------------------

Investing activities:

  Capital expenditures                                             (64,306)                (33,765)                 (15,670)

  Proceeds from (purchases of) short-term investments               15,750                  (5,550)                 (10,000)

----------------------------------------------------------------------------------------------------------------------------

     Net cash used for investing activities                        (48,556)                (39,315)                 (25,670)

----------------------------------------------------------------------------------------------------------------------------

Financing activities:

  Payments on revolving credit facilities                          (75,400)                      -                        -

  Proceeds from revolving credit facilities                        185,550                       -                        -

  Repurchase or redemption of Senior Notes,
     including premiums of $8,077 in 1998,
     $168 in 1997 and $2,604 in 1996                               (88,030)                 (1,896)                 (30,841)

  Net change in cash overdraft                                       2,457                       -                        -

  Proceeds from exercise of stock options under benefit plans          619                     354                    1,864

  Purchase of treasury stock                                        (1,930)                      -                        -

  Issuance of Common Stock, net of equity issue costs of $990            -                       -                   11,106

  Other                                                               (836)                      -                        -

----------------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used for) financing activities           22,430                  (1,542)                 (17,871)

----------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                             (7,935)                 (8,651)                 (26,070)

Cash and cash equivalents, beginning of period                       7,935                  16,586                   42,656

----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                 -                 $ 7,935                 $ 16,586
============================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THE CARBIDE/GRAPHITE GROUP, INC.



                                                                                            Common
                                                                                          Stock to
                                              Common Stock      Additional               be Issued       Unfunded
                        Comprehensive        ----------------      Paid-In    Retained       Under        Pension     Treasury
                        Income (Loss)        Shares   Amount       Capital    Earnings     Options     Obligation        Stock
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except
share information)

Balance at July 31, 1995                   7,249,375    $72       $ 7,560    $36,239       $4,501        $(465)       $(4,895)

Net income                 $ 12,142                                           12,142

Decrease in unfunded
  pension obligation            389                                                                        389

----------------------------------------

Comprehensive income       $ 12,531

========================================

Stock option compensation                                                                      86

Issuance of Common Stock                     806,363      8        11,098

Exercise of stock options                  1,341,932     14         6,650                  (3,436)

Tax benefit on exercise
  of stock options                                                  4,845

-------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1996                   9,397,670     94        30,153     48,381        1,151          (76)        (4,895)

Net income                 $ 18,302                                           18,302

Decrease in unfunded
  pension obligation             76                                                                         76

----------------------------------------

Comprehensive income       $ 18,378

========================================

Stock option compensation                                                                      47

Exercise of stock options                    354,602      3         2,093                  (1,037)

Tax benefit on exercise
  of stock options                                                  1,917

-------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1997                   9,752,272     97        34,163     66,683          161            -         (4,895)

Net loss                   $(11,486)                                         (11,486)
========================================
Exercise of stock options                    132,270      2           678                     (61)

Tax benefit on exercise
  of stock options                                                  1,402

Purchase of treasury stock                                                                                             (1,930)

-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 31, 1998                   9,884,542    $99       $36,243   $ 55,197      $   100            -        $(6,825)

===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL NOTES
THE CARBIDE/GRAPHITE GROUP, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of The
Carbide/Graphite Group, Inc. and its wholly owned subsidiaries and affiliates. Intercompany accounts and transactions have been eliminated.

     The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates upon resolution of certain matters.

Recently Issued Accounting Pronouncements

The Company adopted SFAS #128, "Earnings per Share," SFAS #129, "Disclosures of Information about Capital Structure" and SFAS #130, "Reporting Comprehensive Income" for its fiscal year ended July 31, 1998.

     The FASB has issued several new financial accounting and reporting standards that the Company will be required to adopt in the coming fiscal years. The Company is required to adopt SFAS #131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits--an amendment to FASB Statements #87, #88 and #106" for its fiscal year ending July 31, 1999. SFAS #131 will require the Company to expand its disclosure of information on its reportable segments. SFAS #132 standardizes the disclosure requirements for pensions and other postretirement benefits.

     The Company is required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" for its fiscal year ending July 31, 2000. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet evaluated the financial accounting and reporting impact of SFAS #133.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under both the actual cost and the last-in, first-out (LIFO) method. The supplies inventories are valued at the lower of average cost or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful service lives of the related assets. Interest costs associated with the construction of major capital additions are capitalized as part of the cost of the related assets. Gains or losses from the sale or retirement of assets are included in income.
Repairs and maintenance are expensed as incurred.

Revenue Recognition

Net sales to customers are recognized when products are shipped.

Deferred Revenue

The Company has entered into a long-term supply contract to deliver carbide lime to a customer for which it has received the contract amount in advance. The Company is recognizing revenue associated with the agreement over the life of the contract utilizing the straight-line method.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Environmental Expenditures

The Company expenses or capitalizes environmental expenditures that relate to current operations, as adjusted for indemnity claims against BOC, as appropriate. Expenditures which do not contribute to future revenues and that relate to existing conditions caused by past operations are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

Earnings Per Share

The Company adopted SFAS #128 for its fiscal year ended July 31, 1998. Previously reported amounts were restated to conform with SFAS #128. SFAS #128 requires the presentation of "basic" and "diluted" earnings per share. Basic earnings per share was computed utilizing only the weighted average common shares outstanding during the relevant period. Diluted earnings per share was computed utilizing both the weighted average shares and common stock equivalents outstanding.

     The following table provides a reconciliation of the income (loss) and share amounts for the basic and diluted earnings per share computations for income (loss) from operations for the fiscal years ended July 31, 1998, 1997 and 1996 (dollar amounts in thousands):


                                                                         Per Share
                                   Income (Loss)          Shares            Amount
-----------------------------------------------------------------------------------
1998

Basic earnings per share                $(5,069)       8,699,304            $(0.58)
-----------------------------------------------------------------------------------
Effect of dilutive securities:
 Options for common stock                    --               --
-----------------------------------------------------------------------------------
Diluted earnings per share              $(5,069)       8,699,304            $(0.58)
-----------------------------------------------------------------------------------
1997

Basic earnings per share                $18,428        8,517,022            $ 2.16
-----------------------------------------------------------------------------------
Effect of dilutive securities:

 Options for common stock                    --          305,684
-----------------------------------------------------------------------------------
Diluted earnings per share              $18,428        8,822,022            $ 2.09
-----------------------------------------------------------------------------------
1996

Basic earnings per share                $14,319        7,545,334            $ 1.90
-----------------------------------------------------------------------------------
ffect of dilutive securities:

 Options for common stock                    --        1,032,117
-----------------------------------------------------------------------------------
Diluted earnings per share              $14,319        8,577,451            $ 1.67
-----------------------------------------------------------------------------------


     Since the Company's results were a net loss from operations for the fiscal year ended July 31, 1998, common equivalent shares were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive.

Intangibles and Deferred Charges

Deferred charges and intangibles are recorded at historical cost and amortized on a straight-line basis over the estimated economic life of the agreement or contract underlying the assets.

Reclassification

Certain amounts previously reported have been reclassified to conform with the current year presentation.

2. PUBLIC OFFERINGS OF COMMON STOCK

On September 19, 1995, the Company completed the Initial Offering during which 5,375,750 shares were sold to the public by certain selling stockholders in a secondary underwritten offering. The initial public offering price was $15.00 per share. The underwriters also exercised an option to purchase 806,363 primary shares of Common Stock to cover over-allotments, which resulted in $11.1 million in net proceeds to the Company. The majority of these proceeds were used to complete a redemption of the Company's Senior Notes, with the balance being used for general corporate purposes. In connection with the Initial Offering, 455,000 Common Stock options were exercised, resulting in $0.6 million in cash proceeds to the Company.

     On March 12, 1996, the Company completed a secondary offering, during which 1,032,236 shares of Common Stock were sold to the public by certain management and former management stockholders in an underwritten offering. In connection with this offering, 590,000 Common Stock options were exercised by certain selling stockholders, resulting in $0.8 million in cash proceeds to the Company.

     During the fiscal year ended July 31, 1996, the Company incurred $0.9 million in expenses for accounting, legal, printing and other fees related to its public stock offerings. These expenses have been reflected as "special financing expenses" in the consolidated statement of operations for fiscal 1996.

3. FINANCIAL INSTRUMENTS

The Company's financial instruments as of July 31, 1998 and 1997 included its revolving credit facilities, with a carrying and estimated fair value of $110.1 million as of July 31, 1998. The Company's financial instruments as of July 31, 1998 and 1997 also included its Senior Notes, with a carrying value of $0.1 million and $80.0 million, respectively, and an estimated fair value of $0.1 million and $87.6 million, respectively, as determined by an investment banking and trading company. As of July 31, 1997, the Company held GE Capital Corporation commercial paper with a maturity value of $16.2 million. The commercial paper outstanding as of July 31, 1997 had maturities ranging from August 1997 to January 1998.

     In addition, the Company purchases and currently holds certain derivative financial instruments as hedging vehicles, as more fully described below.

     The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure on customer accounts receivable and sales commitments denominated in foreign currencies.The Company's accounts receivable as of July 31, 1998 and 1997 included the following foreign currency balances (in thousands):



July 31,                             1998                      1997
--------------------------------------------------------------------
German Marks                      $ 4,230                   $ 3,134
Japanese Yen                        3,761                     3,354
British Sterling                    2,292                     3,371
French Francs                       2,053                     1,208
Spanish Pesata                      1,946                       923
Belgian Francs                        836                       334
Italian Lira                          745                     1,978
--------------------------------------------------------------------
                                  $15,863                   $14,302
--------------------------------------------------------------------

As of July 31, 1998 and 1997, the Company held forward foreign currency contracts in the following foreign denominations (in thousands):

                                         1998                      1997
                                -----------------------   ----------------------
                                                 MARKET                   Market
                                CONTRACT          VALUE   Contract         Value
July 31,                           VALUE    GAIN (LOSS)      Value   Gain (Loss)
--------------------------------------------------------------------------------
German Marks                     $14,805        $  193     $ 6,483       $  581
French Francs                      7,155            48       5,044          570
Japanese Yen                       6,168           880       8,592          375
Italian Lira                       3,910            (6)      4,350          512
Spanish Pesata                     3,806           (19)      1,508          145
Belgian Francs                     2,003            35       1,701          200
British Sterling                   1,603           (13)      7,390         (108)
--------------------------------------------------------------------------------
                                 $39,450        $1,118     $35,068       $2,275
================================================================================

     These contracts generally mature within 12 months and are principally unsecured exchange contracts with commercial banks. Gains and losses related to forward foreign currency contracts are deferred and recognized in income at the same time as the sale of the product. Gains and losses deferred as of July 31, 1998 and 1997 were not material. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

     The Company regularly enters into crude and low sulfur fuel oil futures contracts and swap agreements. Such contracts and agreements are accounted for as hedges of decant oil purchases, the primary raw material in the production of needle coke. As of July 31, 1998 and 1997, the Company held the following oil futures and swap contracts (in thousands):

                                                     1998                            1997
                                            ------------------------       -----------------------
                                                              MARKET                        Market
                                            CONTRACT           VALUE       Contract          Value
July 31,                                       VALUE      GAIN (LOSS)         Value     Gain (Loss)
---------------------------------------------------------------------------------------------------
West Texas Intermediate Futures Contracts   $  4,765         $  (973)      $  3,572        $  (156)

Low Sulfur Fuel Oil Swap Contracts             1,829            (498)         2,370             47
---------------------------------------------------------------------------------------------------
                                            $  6,594         $(1,471)      $  5,942        $  (109)
===================================================================================================

     As of July 31, 1998 and 1997, deferred losses associated with the Company's oil hedging activities, including losses not yet recorded in the consolidated financial statements and losses deferred as an adjustment to the Company's inventory value totaled $2.4 million and $0.3 million, respectively. Losses associated with oil hedging activities recognized as an increase to cost of goods sold in the consolidated statements of operations were $1.0 million and $0.3 million for the fiscal years ended July 31, 1998 and 1997, respectively.

     In conjunction with the revolving credit facility refinancing completed in September 1997 (see Note 7), the Company entered into several interest rate swap and cap agreements. The interest rate swap agreements effectively fix the Company's interest rate at approximately 6.3% for a decreasing level of borrowings outstanding ranging from $50.0 million in fiscal 1999 to $30.0 million in fiscal 2002. The interest rate swap agreements did not have a material impact on the Company's consolidated financial statements during the fiscal year ended July 31, 1998. The interest rate cap agreements effectively cap the Company's base LIBOR rate at 7.5% on borrowings ranging from $30.0 million in fiscal 1999 to $20.0 million in fiscal 2001. The interest rate cap agreements did not have a material impact on the Company's consolidated financial statements for the fiscal year ended July 31, 1998.

4. INVENTORIES

Inventories were as follows (in thousands):

July 31,                      1998          1997
-------------------------------------------------
Finished Goods             $15,061       $13,990
Work in Process             36,672        33,074
Raw Materials               18,545        11,256
-------------------------------------------------
                            70,278        58,320
LIFO Reserve               (12,545)       (9,434)
-------------------------------------------------
                            57,733        48,886
Supplies                    11,106        10,559
-------------------------------------------------
                           $68,839       $59,445
=================================================

     As of July 31, 1998 and 1997, approximately 66.0% and 68.7%, respectively, of the Company's inventory was valued on a LIFO basis. If valued on a current cost basis, total inventories would be $12.5 million and $9.4 million higher as of July 31, 1998 and 1997, respectively.

     During fiscal 1996, the Company received a $1.0 million favorable settlement from a utility rate dispute with one of its electric power suppliers. The $1.0 million payment received has been reflected as a reduction to cost of goods sold for the fiscal year ended July 31, 1996.

5. INCOME TAXES

The components of the provision (benefit) for income taxes related to operations included the following (in thousands):

Year Ended July 31,      1998          1997        1996
-------------------------------------------------------
Current:
  Federal            $ 11,523      $ 11,581      $3,360
  State                   850           807         186
-------------------------------------------------------
                       12,373        12,388       3,546
Deferred              (14,102)       (1,656)      2,870
-------------------------------------------------------
                     $ (1,729)     $ 10,732      $6,416
=======================================================

     A reconciliation of the federal statutory income tax rate to the effective tax rate for operations follows:

Year Ended July 31,                                      1998     1997     1996
--------------------------------------------------------------------------------
Federal Statutory Rate                                  (35.0%)   35.0%    35.0%
Effect of:
  State Income Taxes, Net of Federal Benefit              6.1      1.5      1.5
  Foreign Sales Corporation Benefit                      (5.8)    (2.4)    (3.2)
  Prior Year Return and Audit Adjustments                 6.5      1.3     (1.9)
  Non-Deductible Expenses                                 1.3      0.4      0.3
  Other                                                   1.5      1.0     (0.8)
--------------------------------------------------------------------------------
                                                        (25.4%)   36.8%    30.9%
================================================================================

     The components of deferred tax assets and liabilities follow (in thousands):

                                           1998                        1997
                               --------------------------   --------------------------
                               Deferred Tax  Deferred Tax   Deferred Tax  Deferred Tax
July 31,                             Assets   Liabilities         Assets   Liabilities
--------------------------------------------------------------------------------------
Depreciation                             --        $9,550             --        $9,979
Antitrust Claims Reserve            $12,788            --             --            --
Employee Retirement Benefits          1,591            --         $1,257            --
Inventory Adjustments                 1,115            --          1,096            --
Workers' Compensation                 2,284            --          1,885            --
Allowance for Doubtful Accounts         731            --            834            --
Vacation Reserve                      1,015            --            963            --
Other                                 1,654            --          1,470            --
--------------------------------------------------------------------------------------
                                    $21,178        $9,550         $7,505        $9,979
======================================================================================

     Management believes that the net deferred tax asset as of July 31, 1998 will be realized through carryback provisions and reductions to future taxable income. All federal tax returns prior to fiscal 1997 have been settled with the Internal Revenue Service. Management does not believe that the settlement of its open tax years will have a material adverse effect on the Company's future operating results.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

July 31,                                  1998             1997
---------------------------------------------------------------
Buildings and Improvements          $   30,691       $   29,862
Machinery and Equipment                250,142          210,729
---------------------------------------------------------------
                                       280,833          240,591
Accumulated Depreciation              (194,247)        (183,840)
---------------------------------------------------------------
                                        86,586           56,751
Land                                     7,711            7,711
Construction in Progress                43,306           23,191
---------------------------------------------------------------
                                     $ 137,603       $   87,653
===============================================================

7. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

July 31,                                            1998            1997
------------------------------------------------------------------------
11.5% Senior Notes Due 2003 (a)               $       82       $  80,035
The 1997 Revolving Credit Facility (b)           110,150              --
------------------------------------------------------------------------
                                              $  110,232       $  80,035
========================================================================

(a) In fiscal 1994, the Company issued its Senior Notes. Interest payments on the Senior Notes were due semi-annually on March 1 and September 1, with the principal due in August 2003. On September 26, 1997, the Company completed a tender offer for essentially all ($79.9 million of the $80.0 million then outstanding) of its Senior Notes (the Tender). The tender price paid to holders of the Senior Notes was $1,086.20 for each $1,000 in Senior Note principal. Also, most holders received an additional $15.00 per $1,000 in Senior Note principal in exchange for their consent to eliminate substantially all of the restrictive covenants and certain default provisions in the Senior Note Indenture other than the covenants to pay interest on and principal of the Senior Notes and the default provisions related to such covenants. Consents were received by holders of more than a majority of the outstanding Senior Notes, resulting in the elimination of such restrictive covenants and default provisions. After the Tender, $0.1 million in Senior Notes were outstanding. Subsequent to July 31, 1998, the Company notified the trustee of the Senior Notes that it intended to exercise an option to redeem early the remaining Senior Notes at a price of $1,057.50 for each $1,000 in Senior Note principal, plus accrued and unpaid interest. The early redemption of the remaining Senior Notes outstanding was completed during the first quarter of the Company's fiscal year ending July 31, 1999 and will not have a material impact on the Company's consolidated financial statements.


(b) In connection with the Tender, the Company entered into the 1997 Revolving Credit Facility, an agreement with a consortium of banks led by PNC Bank for a five-year, $150 million revolving credit facility with a $15 million sub-limit for standby letters of credit. The 1997 Revolving Credit Facility replaces the 1995 Revolving Credit Facility. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.75%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As of July 31, 1998, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.6%. Repayment of funds borrowed under the 1997 Revolving Credit Facility is not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth Ratio, all as defined in the 1997 Revolving Credit Facility agreement. During the fiscal year ended July 31, 1998, the 1997 Revolving Credit Facility was amended to incorporate the Antitrust Charge (see Note 8). The financial covenants in the 1997 Revolving Credit Facility agreement were generally amended to exclude the effects of this provision and reserve, although the cash flow impact associated with any future settlements of such antitrust claims will effectively reduce EBITDA in the computation of the Consolidated Total Indebtedness to EBITDA Ratio computed for pricing purposes in the future. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

     As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt for the fiscal year ended July 31, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write-off of unamortized deferred financing fees associated with the Senior Notes tendered and the 1995 Revolving Credit Facility. Extraordinary losses on the early retirement of debt for the fiscal years ended July 31, 1997 and 1996 were $0.1 million and $2.2 million, respectively, and represented premiums paid and charges for the write-off of deferred financing costs associated with the early repurchase or redemption of Senior Notes in those fiscal years.

     Interest expense for the fiscal years ended July 31, 1998, 1997 and 1996 was reduced by $0.3 million, $1.5 million and $1.8 million, respectively, of interest income earned on cash, cash equivalents and short-term investments. Also, during fiscal 1998 and 1997 the Company capitalized $1.7 million and $0.5 million, respectively, in interest costs associated with capital expenditures. The Company's effective interest rate on outstanding indebtedness for fiscal 1998 was 7.8%.

8. COMMITMENTS AND CONTINGENCIES

The Company leases various types of machinery, equipment and real estate, which are accounted for as operating leases. Future minimum rental payments under non-cancellable operating leases are as follows (in thousands):

Year Ending July 31,
---------------------------------------
1999                             $2,279
2000                              1,743
2001                              1,243
2002                              1,219
Thereafter                        2,674
=======================================

     Consolidated rent expense for the years ended July 31, 1998, 1997 and 1996 amounted to approximately $2.9 million, $2.3 million and $2.4 million, respectively.

     The Company purchases electricity from various local producers under long-term contracts which expire at various dates through 2007. These contracts require the Company to make future minimum payments aggregating approximately $4.0 million through the end of the contracts, whether or not the Company takes power in the future.

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Department of Justice
(DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers.

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR, SGL Corp. and SGL as defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko. Thereafter, five additional purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR asserting substantially the same claims and seeking the same relief as in the consolidated cases. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennylvania for pre-trial proceedings. One such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998; the Company is seeking to have this case transferred to the Eastern District of Pennsylvania for pre-trial proceedings.

     The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which are subject by law to court approval, and have also settled claims brought by some of the individual purchasers. The Company further understands that UCAR and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

     The Company has also advised the Commission of the European Communities that it wishes to invoke the Commission's Leniency Notice. Generally under these guidelines, the European Commission may substantially reduce fines and other penalties if a company cooperates with the European Commission and in the judgment of the European Commission provides significant information. The Company understands that the European Commission will determine any fines at the completion of its proceedings that may not be concluded for a year or more.

     On June 18, 1998, a group of Canadian purchasers filed a lawsuit in the Ontario Court (General Division) claiming a conspiracy and violations of the Canadian Competition Act. The Canadian lawsuit names the Named Defendants as well as several present or former parents, subsidiaries and/or affiliates of UCAR, SGL and Showa Denko. The Canadian Competition and Consumer Law Division has initiated an inquiry and the Company is cooperating fully with the authorities conducting that inquiry.

     During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities which may result from civil lawsuits, claims, legal costs and other expenses associated with the antitrust matters noted above and the investigations initiated by the antitrust enforcement authorities of the European Union (the Antitrust Charge). Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko recently reached settlements at substantially higher amounts with the class action plaintiffs and certain individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs.

     In April 1995, the Company was named as a third-party defendant in the Sayreville Litigation. Recently, three of the seven third-party plaintiffs have agreed with the Company to dismiss their third-party claims. A stipulation of dismissal is being circulated and will shortly be submitted to the Court for approval. The remaining four third-party plaintiffs have recently entered into settlement agreements directly with the plaintiffs. Plaintiffs report that those settlement agreements include a provision requiring the settlors to dismiss all claims made in the lawsuit, which includes the third-party claims made against the Company. The plaintiffs expect the stipulations of dismissal relating to the settlements to be submitted for court approval shortly. Upon approval of the foregoing stipulations by the Court, all claims against the Company will be dismissed. Carbon Graphite Group, Inc. was named as successor to Airco-Speer. Since this landfill was closed prior to the organization of the Company in 1988, the Company's only possible connection with the Sayreville Litigation would be if it were a successor to Airco-Speer, a claim that it disputes. Furthermore, pursuant to the Asset Purchase Agreement by which the Company acquired its operating assets from BOC, BOC agreed to provide an indemnification for certain environmental matters. BOC has assumed and commenced the defense of the Sayreville Litigation and agreed to indemnify the Company for losses associated therewith in accordance with the terms of the Asset Purchase Agreement. In addition, BOC asserts that the liability in this matter was settled by a 1992 agreement with the plaintiffs in the present case. As a result of a motion for summary judgment, the Court has substantially reduced the scope of claims that may be brought against the Company. Based on the above, management does not believe that the Company will incur a material loss with respect to the Sayreville Litigation.

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of July 31, 1998. As of July 31, 1998, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

9. EMPLOYEE RETIREMENT BENEFIT PLANS

Pension Benefits

The Company maintains defined benefit pension plans covering substantially all of its hourly employees. The benefits under these plans are based primarily on years of service and benefit rates established by union contracts. The Company's funding policy is to contribute annually the amount recommended by its consulting actuary, subject to statutory provisions. Net periodic pension cost included the following components (in thousands):

Year Ended July 31,                                      1998         1997       1996
-------------------------------------------------------------------------------------
Service Cost--Benefits Earned During the Year         $   829     $    831    $   697
Interest Cost on Projected Benefit Obligation           1,407        1,273      1,009
Actual Return on Plan Assets                             (859)      (2,821)      (797)
Deferral of Asset Gain                                   (437)       1,946         87
Net Amortization                                          476          375        237
-------------------------------------------------------------------------------------
                                                       $1,416      $ 1,604     $1,233
=====================================================================================

     The funded status of the plans is reconciled to accrued pension cost as follows (in thousands):

July 31,                                                             1998          1997
---------------------------------------------------------------------------------------
Accumulated Benefit Obligation, Including Vested Benefits
 of $18,582 for 1998 and $14,987 for 1997                         $21,711       $17,643
Benefit Obligations for Estimated Future Service                    2,233         1,111
---------------------------------------------------------------------------------------
Projected Benefit Obligation                                       23,944        18,754
Less: Plan Assets at Fair Value                                    17,613        15,971
---------------------------------------------------------------------------------------
Projected Benefit Obligation in Excess of Plan Assets               6,331         2,783
Unrecognized Transition Obligation                                   (599)         (710)
Unrecognized Net Actuarial (Loss) Gain                               (841)        1,356
Unrecognized Prior Service Cost                                    (5,972)       (4,508)
Additional Minimum Liability                                        5,179         2,751
---------------------------------------------------------------------------------------
                                                                  $ 4,098       $ 1,672
=======================================================================================

     Components of each plan's assets include primarily U.S. government obligations and common stocks. Significant assumptions used in determining net periodic pension cost and the related pension obligation as of and for the years ended July 31, 1998, 1997 and 1996 were:

                                                    1998        1997        1996
---------------------------------------------------------------------------------
Discount Rate:
 Pension Cost                                        7.5%        7.5%        7.5%
 Benefit Obligation                                  7.0         7.5         7.5
Expected Long-Term Rate of Return on Plan Assets     8.0         8.0         8.0
=================================================================================

     The Company has recognized in the consolidated balance sheets a liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets in accordance with SFAS #87, "Employers' Accounting for Pensions". The additional minimum liability was $5.2 million and $2.8 million at July 31, 1998 and 1997, respectively. The offset to this liability was a charge to an intangible asset. The intangible asset has been classified within "other assets" in the consolidated balance sheets.

Postretirement Benefits

The Company provides postretirement health care and life insurance benefits to substantially all of its hourly employees. The plans under which these benefits are provided are currently unfunded and require the employee to pay a portion of the benefit cost. Postretirement benefit cost for the years ended July 31, 1998, 1997 and 1996 included the following components (in thousands):

Year Ended July 31,                1998     1997     1996
----------------------------------------------------------
Service Cost                       $107     $105     $105
Interest Cost                       239      215      187
Prior Service Cost                   (4)      (4)      (4)
Amortization of Actuarial Gain       (8)     (17)     (37)
----------------------------------------------------------
                                   $334     $299     $251
==========================================================

     A reconciliation of the accumulated postretirement benefit obligation to accrued postretirement benefit expense follows (in thousands):

July 31,                                                          1998     1997
--------------------------------------------------------------------------------
Retirees                                                        $1,911   $1,400
Other Fully Eligible Plan Participants                             451      782
Other Active Plan Participants                                   1,290    1,111
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                    3,652    3,293
Unrecognized Prior Service Cost                                     35       39
Unrecognized Actuarial Gains                                       116      342
--------------------------------------------------------------------------------
                                                                $3,803   $3,674
================================================================================

     Significant assumptions used in determining postretirement benefit cost and the related obligation as of and for the years ended July 31, 1998, 1997 and 1996 were:

                                                    1998     1997     1996
---------------------------------------------------------------------------
Discount Rate:
 Postretirement Benefit Cost                         7.5%     7.5%     7.5%
 Accumulated Postretirement Benefit Obligation       7.0      7.5      7.5
===========================================================================

     For estimated expense and liability measurement purposes, the health care cost trend rate was assumed to increase 7.0% in fiscal 1999, with the rate of increase declining evenly each year to 5% in fiscal 2002 and thereafter. If the assumed health care cost trend rate was increased by one percent, the fiscal 1998 postretirement benefit cost would have increased 2.2%, while the accumulated postretirement benefit obligation as of July 31, 1998 would have increased approximately 3.1%.

Savings Investment Plan

The Company has a defined contribution savings investment plan for substantially all salaried employees. Employee contributions up to a maximum of 6% of employee compensation are matched 50% by the Company. Additional employer contributions may be made at the discretion of the Board of Directors based on the Company's current year performance. The cost of these Company contributions was $1.5 million, $2.0 million and $1.6 million for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

10. OTHER COMPENSATION

Management Stock Option Plans

The Company has adopted several incentive or non-qualified, compensatory stock option plans or agreements, participation in which is limited to officers, directors and/or key employees of the Company (collectively, the MSOP). Options granted under the MSOP generally vest over three years and expire ten years from the date of grant. The table below summarizes option activity for the periods indicated.

Year Ended July 31,                                    1998        1997          1996
-------------------------------------------------------------------------------------
Options Outstanding, Beginning of Year:
 Number                                             446,250     617,500     1,745,000
 Weighted-Average Exercise Price                     $13.67      $ 4.52        $ 1.54
Granted:
 Number                                             177,000     176,500       125,000
 Weighted-Average Exercise Price                     $21.69      $24.16        $15.75
 Weighted-Average Fair Value*                        $ 9.08      $ 8.58        $ 5.57
Exercised:
 Number                                            (132,250)   (311,750)   (1,252,500)
 Weighted-Average Exercise Price                     $ 4.68      $ 1.23        $ 1.49
Forfeited or Expired:
 Number                                             (12,000)    (36,000)           --
 Weighted-Average Exercise Price                     $22.31      $15.75            --
-------------------------------------------------------------------------------------
Options Outstanding, End of Year
 Number                                             479,000     446,250       617,500
 Weighted-Average Exercise Price                     $18.79      $13.67        $ 4.52
-------------------------------------------------------------------------------------

* The weighted-average fair value disclosed was computed utilizing the measurement alternatives suggested in SFAS #123. Such alternatives were not adopted by the Company for compensation measurement purposes.

     The following is a summary of the characteristics of the options outstanding as of July 31, 1998:


Options Outstanding, July 31, 1998                             Range 1              Range 2               Total
---------------------------------------------------------------------------------------------------------------
Number                                                          71,000              408,000             479,000
Weighted-Average Exercise Price                                  $2.90               $21.56              $18.79
Range of Exercise Prices                                   $2.00-$3.50      $15.75-$34.6875      $2.00-$34.6875
Remaining Weighted-Average Contractual Life (in months)             30                  110                  98
Number of Options Currently Exercisable                         71,000              127,666             198,666
Weighted-Average Exercise Price of Options Exercisable           $2.90               $20.95              $14.50
---------------------------------------------------------------------------------------------------------------

     As of July 31, 1998, 479,000 shares were reserved for issuance under the MSOP. Options granted under the MSOP for the fiscal years presented were granted at the fair market value of the Company's Common Stock as quoted on the NASDAQ National Market System on the date of grant.

     The total compensation charge associated with the MSOP for the fiscal years ended July 31, 1998, 1997 and 1996 was $0.1 million, $0.2 million and $0.5 million, respectively.

     The Company adopted the disclosure requirements of SFAS #123, "Accounting for Stock-Based Compensation." The measurement alternatives of SFAS #123 were not adopted. SFAS #123 requires the disclosure of pro forma net income (loss) and earnings per share amounts calculated as if the measurement alternatives suggested by SFAS #123 had been adopted. The following table summarizes the required pro forma disclosures for the fiscal years ended July 31, 1998 and 1997 (in thousands, except per share amounts):

                                       1998                           1997
                            ---------------------------        ---------------------
                              ACTUAL          PRO FORMA         Actual     Pro Forma
------------------------------------------------------------------------------------
Net Income (Loss)           $(11,486)         $(11,848)        $18,302       $18,023
Earnings (Loss) Per Share   $  (1.32)         $  (1.36)        $  2.07       $  2.04
------------------------------------------------------------------------------------

     Significant assumptions used in determining fair value and compensation cost for stock options in accordance with SFAS #123 included the following:

                                            1998              1997
------------------------------------------------------------------
Risk-Free Rate of Return                     5.3%             6.3%
Expected Volatility                         44.8%            31.1%
Expected Dividend Yield                      0.0%             0.0%
Expected Life of Option             4 TO 5 YEARS     4 to 5 years
------------------------------------------------------------------

Bonus Plans

In addition to the compensation expense recorded for the MSOP, the Company also recorded $0.2 million and $1.4 million in compensation expense for the fiscal years ended July 31, 1998 and 1997, respectively, associated with bonuses for executives and certain key employees of the Company. The bonus amounts were determined by the Company's Board of Directors.

     During the fiscal year ended July 31, 1996, the Company recorded compensation expense of $1.3 million associated with a non-qualified incentive compensation plan for eligible employees (PUP II). All benefits under PUP II have been paid and the plan has been canceled. In connection with the payout of the benefits under PUP II, the Company issued 132,284 shares of Common Stock to certain participants during the fiscal years ended July 31, 1997 and 1996.

11. BUSINESS SEGMENT INFORMATION

The Company's operations consist of two reportable segments: graphite electrode products and calcium carbide products.

     The graphite electrode products segment manufactures and markets graphite electrodes, primarily to electric arc furnace steel producers. In addition, this segment manufactures and markets needle coke, the principal raw material used in the manufacture of graphite electrodes, as well as certain other graphite specialty products. The calcium carbide products segment manufactures and markets calcium carbide and its direct derivatives, primarily acetylene gas, that are used in the further manufacturing of specialty chemicals, in fuel gas applications, and in metallurgical applications such as ductile iron and steel desulfurization.

     Net sales to the Company's top ten customers as a percentage of total sales were approximately 30% in each of the fiscal years ended July 31, 1998, 1997 and 1996. Sales of graphite electrodes and calcium carbide for metallurgical applications to customers in the steel and ductile iron industries accounted for approximately 60% of net sales in each of the fiscal years presented. Amounts due from customers in the steel industry at July 31, 1998 and 1997 were $36.4 million and $34.0 million, respectively.

     As a result of increased needle coke production capabilities achieved throughout fiscal 1998 and 1997, the Company is currently selling a greater amount of needle coke to its competitors in the graphite electrode industry. Third party needle coke sales as a percentage of total net sales were 11.5%, 9.9% and 6.4% million for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

     Segment information is as follows (in thousands):


Year Ended July 31,                                     1998               1997            1996
------------------------------------------------------------------------------------------------
Sales to Customers:
 Graphite Electrode Products                        $215,767           $210,045        $179,925
 Calcium Carbide Products                             77,984             79,541          79,469
Intersegment Sales, at Prevailing Market Prices:
 Graphite Electrode Products                             338                248             308
Eliminations                                            (338)              (248)           (308)
------------------------------------------------------------------------------------------------
  Total Net Sales                                   $293,751           $289,586        $259,394
------------------------------------------------------------------------------------------------
Operating Income (Loss):
 Graphite Electrode Products*                       $ 32,813           $ 36,346        $ 24,026
 Calcium Carbide Products                             10,470             10,616          13,623
 Unallocated Corporate Expenses                      (44,951)            (9,908)         (6,952)
------------------------------------------------------------------------------------------------
   Total Operating Income (Loss)                    $ (1,668)          $ 37,054        $ 30,697
------------------------------------------------------------------------------------------------
Identifiable Assets:
 Graphite Electrode Products                        $238,399           $171,643        $141,019
 Calcium Carbide Products                             29,332             27,695          27,768
------------------------------------------------------------------------------------------------
                                                     267,731            199,338         168,787
Corporate Assets                                      21,368             36,522          44,083
------------------------------------------------------------------------------------------------
   Total Assets                                     $289,099           $235,860        $212,870
------------------------------------------------------------------------------------------------
Depreciation and Amortization:
 Graphite Electrode Products                        $ 12,459           $  9,377        $  7,472
 Calcium Carbide Products                              1,553              1,505           1,381
------------------------------------------------------------------------------------------------
   Total Depreciation and Amortization              $ 14,012           $ 10,882        $  8,853
------------------------------------------------------------------------------------------------
Capital Expenditures:
 Graphite Electrode Products                        $ 62,698           $ 31,701        $ 12,883
 Calcium Carbide Products                              1,608              2,064           2,787
------------------------------------------------------------------------------------------------
   Total Capital Expenditures                       $ 64,306           $ 33,765        $ 15,670
------------------------------------------------------------------------------------------------
Sales Information:
Total Net Sales to Geographic Areas:
 United States                                      $202,557           $199,895        $173,948
 Europe                                               45,237             40,465          36,072
 Other Americas                                       32,585             23,943          19,382
 Asia/Far East                                        13,372             25,283          29,992
------------------------------------------------------------------------------------------------
      Total Net Sales                               $293,751           $289,586        $259,394
------------------------------------------------------------------------------------------------

* Excludes the Antitrust Charge in fiscal 1998, which is included in "Unallocated Corporate Expenses" (see Note 8).

12. CASH FLOW INFORMATION

Net cash payments for interest and income taxes were as follows (in thousands):

Year Ended July 31,         1998     1997      1996
---------------------------------------------------
Interest                 $10,196   $8,913   $10,284
Income Taxes               6,627    5,926     2,882
---------------------------------------------------

13. OTHER ITEMS

Early Retirement/Severance Charge

Early retirement/severance charges for the year ended July 31, 1997 represent costs associated with the retirement of two executives of the Company.

Other Expense And Income

Other expense for the fiscal year ended July 31, 1998 represents the Antitrust Charge (see Note 8).

     In October 1994, the Company formally entered into the China Contract. Total revenues under the contract were expected to be approximately $5.2 million, $4.1 million of which has been recognized through July 31, 1998. Other income for the fiscal year ended July 31, 1996 represents $0.3 million in revenues earned under the process design expertise portion of the contract, less applicable expenses. At this time, the project has been delayed by the Chinese government, and management cannot determine whether the balance of the revenue expected under the contract will be realized.

14. QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain unaudited consolidated quarterly operating information of the Company (in millions, except per share information):

YEAR ENDED JULY 31, 1998:                      1ST QUARTER   2ND QUARTER  3RD QUARTER  4TH QUARTER   FISCAL YEAR
----------------------------------------------------------------------------------------------------------------
Net Sales                                          $73.4        $74.8       $72.8           $72.8       $293.8
Gross Profit                                        14.1         14.5        10.7            11.9         51.2
Operating Income (Loss)                             10.3         10.1       (31.1)*           9.0         (1.7)
Income (Loss) Before Extraordinary Loss              5.7          5.8       (21.3)            4.7         (5.1)
Extraordinary Loss**                                (6.4)          --          --              --         (6.4)
Net Income (Loss)                                   (0.7)         5.8       (21.3)            4.7        (11.5)
Per Diluted Share:
  Income (Loss) Before Extraordinary Loss            0.64         0.66       (2.44)           0.54        (0.58)
  Net (Loss) Income                                 (0.09)        0.66       (2.44)           0.54        (1.32)
================================================================================================================
Year Ended July 31, 1997:
----------------------------------------------------------------------------------------------------------------
Net Sales                                          $67.7        $75.1       $74.9           $71.9       $289.6
Gross Profit                                        11.8         13.3        14.3            14.8         54.2
Operating Income                                     7.5          9.2         9.5***         10.9         37.1
Income Before Extraordinary Loss                     3.5          4.6         4.7             5.6         18.4
Extraordinary Loss**                                  --           --          --             0.1          0.1
Net Income                                            3.5          4.6         4.8             5.4         18.3
Per Diluted Share:
  Income Before Extraordinary Loss                   0.40         0.53        0.54            0.63         2.09
  Net Income                                         0.40         0.53        0.54            0.61         2.07
================================================================================================================

  *  Includes a $38.0 million pre-tax charge for the Antitrust Charge (see Note
     8).

 ** Represents net charges associated with the early retirement of Senior Notes (see Note 7).

*** Includes a $1.1 million pre-tax charge for early retirement/severance benefits (see Note 13).


15. SHARE REPURCHASE PROGRAM

On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. During fiscal 1998 the Company repurchased 53,000 shares of its Common Stock for $1.5 million under its stock repurchase program.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant for this Annual Report on Form
10-K.


PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be furnished in the Company's Proxy Statement to be dated October 28, 1998 and to be filed within 120 days of July 31, 1998 and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this item will be furnished in the Company's Proxy Statement to be dated October 28, 1998 and to be filed within 120 days of July 31, 1998 and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be furnished in the Company's Proxy Statement to be dated October 28, 1998 and to be filed within 120 days of July 31, 1998 and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be furnished in the Company's Proxy Statement to be dated October 28, 1998 and to be filed within 120 days of July 31, 1998 and is incorporated herein by reference.


PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements

     The following consolidated financial statements, including the notes thereto, of the Company and the Report of Independent Accountants set forth on pages 24 through 43 and page 23, respectively, of this Annual Report on Form 10-K, are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

* Consolidated Balance Sheets as of July 31, 1998 and 1997.
* Consolidated Statements of Operations for the Years Ended July 31, 1998, 1997 and 1996.
* Consolidated Statements of Stockholders' Equity for the Years Ended
  July 31, 1998, 1997 and 1996.
* Consolidated Statements of Cash Flows for the Years Ended July 31,
  1998, 1997 and 1996.
* Report of Independent Accountants dated September 15, 1998.

(a)(2) List of Financial Statement Schedules

     The following financial statement schedule of the Company and the Report of Independent Accountants are included on pages 50 and 49, respectively, of this Annual Report on Form 10-K and are incorporated by reference into this Item 14 on Form 10-K:

* Report of Independent Accountants dated September 15, 1998.
* Schedule II--Valuation and Qualifying Accounts for the Years Ended July 31, 1998, 1997 and 1996.

     All other financial statement schedules are not required, are not applicable or the information called for therein is included elsewhere in the consolidated financial statements or related notes thereto.

(a)(3) List of Exhibits

Exhibit No.       Description
--------------------------------------------------------------------------------
3.1* Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

3.2* Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

3.3* Restated Stockholders' Agreement dated as of September 19, 1995 among the Company and the Management Stockholders (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

4.1* Specimen Certificate for Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

4.2* Indenture dated August 26, 1993 between the Company and State Street Bank and Trust Company, as trustee, relating to 111/2% Senior Notes Due 2003, including the form of Senior Note included therein (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

4.3* Supplemental Indenture No. 2 dated as of September 15, 1997 between the Company and State Street Bank and Trust Company, as trustee, related to the elimination of substantially all of the restrictive covenants and certain default provisions in the Senior Note Indenture (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.1* Securities Purchase Agreement dated as of September 25, 1991 between the Company and BOC (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-65150)

10.2* Asset Transfer Agreement dated as of July 9, 1988 among the Company, BOC and Centre Capital Investors, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-65150)

10.3* Asset Purchase Agreement dated as of January 17, 1995 among the Company, The C/G Specialty Products Business Trust, Materials Technology Corporation and SGL Carbon Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 17, 1995)

10.4* Share Purchase Agreement dated as of January 17, 1995 between the Company and 9012-9677 Quebec Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 17, 1995)

10.5* Revolving Credit Agreement and Letter of Credit Issuance dated September 25, 1997 by and among the Company, PNC Bank, N.A. and the Financial Institutions party thereto (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.6* Second Amendment to Revolving Credit and Letter of Credit Issuance Agreement and Waiver between the Company and PNC Bank, National Association dated April 30, 1998 (incorporated herein by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998, Commission File No. 0-20490)

10.7* Office Lease dated August 30, 1991 between the Company and The Equitable Life Assurance Society of the United States (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-65150)

Exhibit No.       Description
--------------------------------------------------------------------------------

10.8* Revised Employment Agreement dated March 31, 1997 between the Company and Nicholas T. Kaiser (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.9* Employment Agreement dated as of April 1, 1997 between the Company and Walter B. Fowler (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.10 Employment Agreement dated February 1, 1998 between the Company and Stephen D. Weaver

10.11* Separation Agreement dated April 25, 1997 between the Company and Walter E. Damian (incorporated herein by reference to Exhibit
               10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.12* Separation Agreement dated April 25, 1997 between the Company and Jim J. Trigg (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.13* Stock Option Agreement dated as of August 1, 1993 between the Company and James G. Baldwin (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.14* Stock Option Agreement dated as of March 8, 1994 between the Company and James G. Baldwin (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.15* 1995 Stock-Based Incentive Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

10.16* Amendment to 1995 Stock-Based Incentive Compensation Plan of the Company dated August 26, 1996 (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.17* Agreement under the 1995 Stock-Based Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.18* Non-Employee Director Stock-Based Incentive Compensation Plan of the Company dated August 26, 1996 (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.19* Incentive Bonus Plan of the Company (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commisssion File No. 0-20490)

10.20* Supplemental Executive Savings Plan of the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.21* Replacement Power Agreement between the Power Authority of the State of New York and the Company dated October 17, 1994 (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

Exhibit No.       Description
--------------------------------------------------------------------------------

10.22* Acetylene Purchase Agreement dated as of January 1, 1985 between BOC (as predecessor to the Company) and GAF Corporation (incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)


10.23* Amendment to the Acetylene Supply Agreement between Air Products & Chemicals and the Company dated as of October 21, 1994 (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.24* Acetylene Agreement dated January 1, 1975, as amended June 12, 1978 and February 10, 1982, between Airco, Inc. and DuPont (incorporated herein by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.25* Subcontract dated as of July, 1994 between the Company and Brown & Root, Inc. (incorporated herein by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.26* Agreement between the Company (Carbide Unit), Calvert City, Kentucky, and the Oil, Chemical and Atomic Workers, International Union, AFL-CIO Local 3-556, dated February 1, 1996 (incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.27* Agreement between the Company (Electrode Unit) and International Union of Electrical, Technical Salaried Machine and Furniture Workers, AFL-CIO Local Union 502, dated June 3, 1996 (incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.28* Agreement by and between the Company (Carbide Division), Louisville, Kentucky Plant, and International Brotherhood of Firemen and Oilers Local No. 320, Affiliated with the AFL-CIO, dated July 1, 1996 (incorporated herein by reference to Exhibit
               10.40 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.29* Agreement between the Company (Electrode Unit) and Oil, Chemical and Atomic Workers International Union and Local Union Number 8-23516, dated January 23, 1994 (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.30* Carbide Supply Agreement dated August 1, 1988 between the Company and BOC (incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, Registration No. 33-65150)

10.31* Master Lease between the Company and PNC Leasing Corp. dated January 27, 1997 (incorporated herein by reference to Exhibit
               10.43 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997, Commission File No. 0-20490)

21.1* Subsidiaries and Affiliates of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

23.1           Consent of Independent Accountants

27.1           Financial Data Schedule

* Exhibit has previously been filed with the Commission and is herein incorporated by reference.

(b) Reports on Form 8-K

         On July 29, 1998, the Company filed on Form 8-K its press release dated July 27, 1998 which announced the Company's expected earnings for its fiscal fourth quarter ended July 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 1998.

THE CARBIDE/GRAPHITE GROUP, INC.

By: /s/ Walter B. Fowler
----------------------------------------------
       (WALTER B. FOWLER)
        President and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 23, 1998.

Signature                                  Title
---------------------------------------------------------------------------------------------------------
         /s/  Walter B. Fowler              Chairman of the Board, President, Chief Executive Officer and
-----------------------------------------   Director (Principal Executive Officer)
          (WALTER B. FOWLER)

         /s/  Stephen D. Weaver             Vice President-Finance and Chief Financial Officer
-----------------------------------------  (Principal Financial Officer)
          (STEPHEN D. WEAVER)

         /s/  Jeffrey T. Jones              Controller-Corporate Finance (Principal Accounting Officer)
-----------------------------------------
          (JEFFREY T. JONES)

         /s/  Ararat Hacetoglu              Vice President and General Manager, Carbide Products
-----------------------------------------
          (ARARAT HACETOGLU)


         /s/  Michael F. Supon              Vice President and General Manager, Electrodes and
-----------------------------------------   Graphite Specialty Products
          (MICHAEL F. SUPON)


         /s/  Jim J. Trigg                  Vice President and General Manager, Seadrift Coke, L.P.
-----------------------------------------
          (JIM J. TRIGG)

         /s/  James G. Baldwin              Director
-----------------------------------------
          (JAMES G. BALDWIN)

         /s/  James R. Ball                 Director
-----------------------------------------
          (JAMES R. BALL)

         /s/  Paul F. Balser                Director
-----------------------------------------
          (PAUL F. BALSER)

         /s/  Robert M. Howe                Director
-----------------------------------------
          (ROBERT M. HOWE)

         /s/  Ronald B. Kalich              Director
-----------------------------------------
          (RONALD B. KALICH)

         /s/  Nicholas T. Kaiser            Director
-----------------------------------------
          (NICHOLAS T. KAISER)

         /s/  Charles E. Slater             Director
-----------------------------------------
          (CHARLES E. SLATER)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The Carbide/Graphite Group, Inc.:

In connection with our audits of the consolidated financial statements of The Carbide/Graphite Group, Inc. and Subsidiaries (the Company) as of July 31, 1998 and 1997 and for each of the three years in the period ended July 31, 1998, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14 herein.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ PricewaterhouseCoopers LLP
-------------------------------
Pittsburgh, Pennsylvania
September 15, 1998

SCHEDULE II


THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended July 31, 1998, 1997 and 1996 (in thousands)




Col. A                               Col. B           Col. C              Col. D         Col. E            Col. F
------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                    ----------------------------
                                 Balance at
                                  Beginning          Charged          Charged to                       Balance at
                                  of Period       to Expense      Other Accounts     Deductions*    End of Period
------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
   Year Ended July 31, 1998          $2,029               --                  --        $    (4)           $2,025
   Year Ended July 31, 1997           1,896             $120                 $13              --            2,029
   Year Ended July 31, 1996           5,152              120                  --         (3,376)            1,896
=================================================================================================================

* Represents uncollectible accounts written off and recoveries of customer accounts previously reserved for.



50