Form 10-Q
period 1998-10-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1998-12-15
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   ----------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER -- 0-20490

                                   ----------

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

As of the close of business on December 11, 1998, there were 8,350,342 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q


    ITEM                              DESCRIPTION                                  PAGE
----------------------------------------------------------------------------     ---------
           PART I
           ------

     1     Index to Financial Statements ...................................             2

     2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................            12

     3     Quantitative and Qualitative Disclosure
                About Market Risk...........................................            16


           PART II
           -------

     1     Legal Proceedings ...............................................            17

     2     Changes in Securities and Use of Proceeds .......................             *

     3     Defaults Upon Senior Securities .................................             *

     4     Submission of Matters to a Vote of Security Holders .............             *

     5     Other Information ...............................................             *

     6     Index to Exhibits and Reports on Form 8-K .......................            19


           Signatures ......................................................            20

----------
*    Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
------
Item 1
------

                                     INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                                                FINANCIAL STATEMENTS



                                           DESCRIPTION                                                     PAGE
----------------------------------------------------------------------------------------------         ------------


Condensed Consolidated Balance Sheets
     as of October 31, 1998 and July 31, 1998 ................................................                    3

Unaudited Consolidated Statements of Operations
     for the Quarters Ended October 31, 1998 and 1997 ........................................                    4

Unaudited Consolidated Statement of Stockholders' Equity
     for the Quarter Ended October 31, 1998 ..................................................                    5

Unaudited Consolidated Statements of Cash Flows for the
     Quarters Ended October 31, 1998 and 1997 ................................................                    6

Footnotes to Unaudited Condensed Consolidated Financial Statements ...........................                    7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of October 31, 1998 and July 31, 1998
                    (in thousands, except share information)

                                                                            October 31,        July 31,
                                                                               1998              1998*
                                                                             --------         --------
                                                                            (Unaudited)
                                   ASSETS
Current assets:
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $2,025 at October 31 and July 31 .................        $ 51,248         $ 50,469
    Inventories (Note 2) ............................................          67,668           68,839
    Other current assets ............................................          25,161           25,073
                                                                             --------         --------
        Total current assets ........................................         144,077          144,381
Property, plant and equipment, net ..................................         131,241          137,603
Other assets ........................................................           6,942            7,115
                                                                             --------         --------
            Total assets ............................................        $282,260         $289,099
                                                                             ========         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Antitrust claims reserve (Note 4) .............................        $ 35,567         $ 36,538
      Other current liabilities .....................................          38,433           37,714
                                                                             --------         --------
        Total current liabilities ...................................          74,000           74,252
Long-term debt ......................................................         110,000          110,232
Other liabilities ...................................................          18,969           19,801
                                                                             --------         --------
          Total liabilities .........................................         202,969          204,285
                                                                             --------         --------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares authorized;
    none outstanding ................................................              --               --
    Common stock, $0.01 par value; 18,000,000 shares authorized;
    shares issued:  9,919,542 at October 31 and 9,884,542 at July 31;
    shares outstanding:  8,362,342 at October 31 and 8,699,542 at
    July 31 (Note 5) ................................................              99               99
    Additional paid-in capital, net of $1,398 equity issue costs ....          36,478           36,243
    Retained earnings ...............................................          53,204           55,197
    Other stockholders' equity items ................................         (10,490)          (6,725)
                                                                             --------         --------
           Total stockholders' equity ...............................          79,291           84,814
                                                                             --------         --------
           Total liabilities and stockholders' equity ...............        $282,260         $289,099
                                                                             ========         ========

----------
*    Summarized from audited fiscal 1998 balance sheet.




               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the quarters ended October 31, 1998 and 1997
                 (in thousands, except share and per share data)

                                                                            Quarter Ended October 31,
                                                                        -------------------------------
                                                                            1998                1997
                                                                        -----------         -----------
                                                                                  (Unaudited)

Net sales ......................................................            $69,352             $73,394
Operating costs and expenses:
    Cost of goods sold .........................................             59,332              59,336
    Selling, general and administrative ........................              3,584               3,747
    Other expense (Note 5) .....................................              8,043                  --
                                                                        -----------         -----------
        Operating income (loss) ................................             (1,607)             10,311
Other costs and expenses:
    Interest expense, net ......................................              1,458               1,473
                                                                        -----------         -----------
        Income (loss) before income taxes and extraordinary loss             (3,065)              8,838
Provision for (benefit from) income
  taxes on operations (Note 3) .................................             (1,072)              3,185
                                                                        -----------         -----------
        Income (loss) from operations ..........................             (1,993)              5,653
Extraordinary loss on early extinguishment of debt,
  net of $3,769 tax benefit (Note 5) ...........................                 --              (6,417)
                                                                        -----------         -----------
            Net loss ...........................................            $(1,993)              $(764)
                                                                        ===========         ===========


Earnings per share information (Note 1):
---------------------------------------
Weighted average common shares outstanding .....................          8,529,075           8,654,772
                                                                        -----------         -----------
Weighted average common and
  common equivalent shares outstanding .........................                 --           8,897,976
                                                                        -----------         -----------

Income (loss) from operations:
  Basic ........................................................             $(0.23)              $0.65
  Diluted ......................................................             $(0.23)              $0.64

Extraordinary loss on early retirement of debt:
  Basic ........................................................                 --               (0.74)
  Diluted ......................................................                 --               (0.73)
                                                                        -----------         -----------

Net loss:
  Basic ........................................................             ($0.23)             ($0.09)
                                                                        ===========         ===========
  Diluted ......................................................             ($0.23)             ($0.09)
                                                                        ===========         ===========



               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     for the quarter ended October 31, 1998
                      (in thousands, except share amounts)


                                                                Common Stock          Additional                       Other
                                        Comprehensive      ------------------------    Paid-In       Retained      Stockholders'
                                        Income (Loss)        Shares       Amount       Capital       Earnings       Equity Items
                                       -----------------   ------------  ----------  -------------  ------------   ---------------
Balance at July 31, 1998 *..........                         9,884,542         $99        $36,243       $55,197          ($6,725)

Net loss  ..........................           ($1,993)                                                 (1,993)
                                       =================
Exercise of stock options  .........                            35,000                        235
Purchase of treasury stock .........                                                                                      (3,765)
                                                           ------------  ----------  -------------  ------------   ---------------

Balance at October 31,
  1998 (Unaudited)  ................                         9,919,542         $99        $36,478       $53,204         ($10,490)
                                                           ============  ==========  =============  ============   ===============

----------
*    Summarized from audited fiscal year 1998 statement of stockholders' equity.



               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the quarters ended October 31, 1998 and 1997
                                 (in thousands)

                                                                  Quarter Ended October 31,
                                                                 --------------------------
                                                                   1998              1997
                                                                 --------          --------
                                                                        (Unaudited)
Net loss ................................................        ($ 1,993)        ($   764)
Adjustments for noncash transactions:
  Depreciation and amortization .........................           4,419            3,140
  Amortization of debt issuance costs ...................              36               66
  Amortization of intangible assets .....................              21               84
  Adjustments to deferred taxes .........................          (1,853)              13
  Loss on the impairment of assets ......................           5,742               --
  Extraordinary loss on early extinguishment of debt ....              --           10,186
Increase (decrease) in cash from changes in:
  Accounts receivable ...................................            (779)             339
  Inventories ...........................................             171           (2,413)
  Income taxes ..........................................            (832)          (1,696)
  Other current assets ..................................             550              (84)
  Accounts payable and accrued expenses .................           2,004           (9,994)
  Net change in other non-current assets and liabilities              504             (154)
                                                                 --------         --------
      Net cash provided by (used for) operations ........           7,990           (1,277)
                                                                 --------         --------

Investing activities:
  Capital expenditures ..................................          (2,799)         (16,406)
  Proceeds from short-term investments ..................              --           15,750
                                                                 --------         --------
      Net cash used for investing activities ............          (2,799)            (656)
                                                                 --------         --------

Financing activities:
  Repurchase of Senior Notes, including premium of $8,077              --          (88,030)
  Funds from revolving credit facility ..................          18,470           83,800
  Repayments on revolving credit facility ...............         (18,620)          (5,900)
  Purchase of treasury stock ............................          (3,765)              --
  Other .................................................          (1,276)           4,128
                                                                 --------         --------
       Net cash used for financing activities ...........          (5,191)          (6,002)
                                                                 --------         --------

Net change in cash and cash equivalents .................              --           (7,935)
Cash and cash equivalents, beginning of period ..........              --            7,935
                                                                 --------         --------
Cash and cash equivalents, end of period ................              --               --
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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         The Carbide/Graphite Group, Inc. and Subsidiaries herein are referenced as the "Company." The Company's current fiscal year ends July 31, 1999.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM ACCOUNTING

         The Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1998 includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of significant accounting policies followed by the Company in preparation of its consolidated financial statements and should be read in conjunction with this quarterly report on Form 10-Q. These policies were also followed in preparing the Unaudited Condensed Consolidated Financial Statements included herein. The 1998 year-end consolidated balance sheet data contained herein were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net loss for the quarter ended October 31, 1998 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following table provides a reconciliation of the income (loss) and share amounts for the basic and diluted earnings per share computations for income (loss) from operations for the quarters ended October 31, 1998 and 1997 (dollar amounts in thousands):

                                                        For the quarters ended October 31,
                                  ----------------------------------------------------------------------------------
                                                   1998                                         1997
                                  ------------------------------------           -----------------------------------
                                                                Per                                            Per
                                  Income                       Share             Income                       Share
                                  (Loss)          Shares       Amount            (Loss)        Shares         Amount
                                  -------        ---------     ------            ------       ---------       ------
Basic earnings per share.......   ($1,993)       8,529,075     ($0.23)           $5,653       8,654,772       $0.65
                                                               =======                                        =====
Effect of dilutive securities:
  Options for common stock.....        --               --                           --         243,204
                                  -------        ---------                       ------       ---------
Diluted earnings per share ....   ($1,993)       8,529,075     ($0.23)           $5,653       8,897,976       $0.64
                                  =======        =========     ======            ======       =========       =====



         Since the Company's results from operations were a net loss for the quarter ended October 31, 1998, common equivalent shares were excluded from the diluted earnings per share computation for the period as their effect would have been anti-dilutive.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued several new financial accounting and reporting standards that the Company will be required to adopt in this and the coming fiscal years. The Company is required to adopt SFAS #131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS #131) and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment to FASB Statements #87, #88 and #106" (SFAS #132) for fiscal year ending July 31, 1999. SFAS #131 will require the Company to expand its disclosure of information on its reportable segments. SFAS #132 standardizes the disclosure requirements for pensions and other postretirement benefits.

         The Company is also required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for its fiscal year ending July 31, 2000. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet evaluated the financial accounting and reporting impact of SFAS #133.


2.       INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                          October 31,         July 31,
                                                            1998                1998
                                                          ---------           --------
         Finished goods  .............................    $ 18,206            $ 15,061
         Work in process  ............................      36,467              36,672
         Raw materials  ..............................      15,907              18,545
                                                          --------            --------
                                                            70,580              70,278
         LIFO reserve  ...............................     (13,132)            (12,545)
                                                          --------            --------
                                                            57,448              57,733
         Supplies  ...................................      10,220              11,106
                                                          --------            --------
                                                          $ 67,668            $ 68,839
                                                          ========            ========


3.       INCOME TAXES:

         The provision for (benefit from) income taxes for the quarters ended October 31, 1998 and 1997 are summarized by the following effective tax rate reconciliations:

                                                           Quarter ended October 31,
                                                          --------------------------
                                                           1998                1997
                                                          ------              ------
         Federal statutory tax rate  ..................     (35.0)%             35.0%
         Effect of:
              State taxes, net of federal benefit  ....       1.4                1.4
              Foreign sales corporation benefit  ......      (1.6)              (1.6)
              Other  ..................................       0.2                1.2
                                                            -----               ----
                Effective tax rate  ...................     (35.0)%             36.0%
                                                            =====               ====

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


         The income tax benefit for the quarter ended October 31, 1998 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1999.


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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, five additional purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR asserting substantially the same claims and seeking the same relief as in the consolidated case. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. One such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but that action has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The plaintiffs have also named as defendants in some of these actions other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chapparrel Steel against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which are subject by law to final approval by the court, and have also settled claims brought by some of the individual purchasers. The Company further understands that UCAR and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

         The Company has also advised the Commission of the European Communities (the European Commission) that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


substantially reduce fines and other penalties if a company cooperates with the European Commission and in the judgment of the European Commission provides significant information. The Company understands that the European Commission will determine any fines at the completion of its proceedings that may not be concluded for a year or more.

         On June 18, 1998, a group of Canadian purchasers filed a lawsuit in the Ontario Court (General Division) claiming a conspiracy and violations of the Canadian Competition Act. The Canadian lawsuit names the Named Defendants and Showa Denko, as well as several present or former parents, subsidiaries and/or affiliates of UCAR, SGL and Showa Denko. The Canadian Competition and Consumer Law Division (Canadian Division) has initiated an inquiry and the Company is cooperating fully with the authorities conducting that inquiry pursuant to an agreement with the Director of Research and Investigation of the Canadian Division under which the Company and its present and former officers, directors and employees will not be subject to criminal prosecution.

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Antitrust Charge). Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko recently reached settlements at substantially higher amounts with the class action plaintiffs and certain individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of October 31, 1998. As of October 31, 1998, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.       OTHER ITEMS:

OTHER EXPENSE

         During the quarter ended October 31, 1998, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, Pennsylvania plant. Other expense in the quarter ended October 31, 1998 represents an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


EXTRAORDINARY LOSS ON THE EARLY EXTINGUISHMENT OF DEBT

         The extraordinary loss on the early extinguishment of debt in the quarter ended October 31, 1997 represents the premium paid to Senior Note holders in connection with a tender of substantially all of the Company's 11.5% Senior Notes and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and a revolving credit facility replaced in connection with the tender.


SHARE REPURCHASE PROGRAM

         During the quarter ended October 31, 1998, the Company repurchased 372,200 shares of Common Stock under its share repurchase program at a total cost of $3.8 million. The Company is authorized to spend an additional $4.6 million under its share repurchase program.

PART I
------

Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE FISCAL FIRST QUARTER ENDED OCTOBER 31, 1998
-------------------------------------------------------------------------
VERSUS 1997
-----------

         The following table sets forth certain financial information for the quarters ended October 31, 1998 and 1997 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-Q:

                                                          Quarter Ended October 31,
                                                          -------------------------
                                                           1998             1997
                                                          -------         ---------
                                                                (Unaudited)
Net sales:
    Graphite electrode products ..................        $53,503           $54,110
    Calcium carbide products .....................         15,849            19,284
                                                          =======           =======
          Total net sales ........................        $69,352           $73,394
                                                          =======           =======

Percentage of net sales:
    Graphite electrode products ..................           77.1%             73.7%
    Calcium carbide products .....................           22.9              26.3
                                                          =======           =======
          Total net sales ........................          100.0%            100.0%
                                                          =======           =======

Gross profit as a percentage of segment net sales:
    Graphite electrode products ..................           15.2%             20.6%
    Calcium carbide products .....................           12.1              15.2

Percentage of total net sales:
    Total gross profit ...........................           14.4%             19.2%
    Selling, general and administrative ..........            5.2               5.1
    Operating income (loss) ......................           (2.3)             14.0
    Income (loss) from operations ................           (2.9)              7.7

                                   ----------

         Net sales for the quarter ended October 31, 1998 were $69.4 million versus $73.4 million in the prior year comparable quarter, a 5.5% decrease. Graphite electrode product sales decreased 1.1% over the prior year to $53.5 million, while calcium carbide product sales decreased 17.8% to $15.8 million.

         Within the graphite electrode products segment, graphite electrode net sales were $39.0 million, a 3.7% decrease resulting from a 3.7% decrease in average electrode prices. Graphite electrode shipments totaling 30.0 million pounds were unchanged as compared to last year's first quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended October 31, 1998 were 54.9% and 45.1%, respectively, versus 51.8% and 48.2%, respectively, in last year's first quarter. Domestic graphite electrode prices decreased 5.4% in the current quarter as weakness in the U.S. steel industry negatively impacted domestic pricing. Average foreign electrode prices deceased 2.5% in the current quarter due to the continued strengthen of the U.S. dollar against foreign currencies. Needle coke sales were $8.6 million versus $8.1 million a year ago, with the increase resulting from a 22.1% increase in third-party needle coke shipments. Average needle coke prices decreased approximately 13.7% in the current quarter due to weakening demand. Current weakness in certain regions of the global economy is having and is expected to continue to have a negative impact on graphite electrode and needle coke demand for the remainder of fiscal 1999 and, potentially, beyond. Such weakness in demand is expected to have a negative impact on shipments and/or average prices of graphite electrodes and needle coke over the same time period. In addition, subsequent to October 31, 1998, one of the Company's graphite customers, Dow Chemical Company, Inc.
(Dow), announced its intention to permanently close its magnesium production facility in Freeport, Texas. The Company previously supplied Dow with all of its graphite anode needs under a long-term supply agreement. The cancellation of the supply agreement accounts for approximately 8 million pounds of graphite production capacity. The Company is currently evaluating all of its options created by the Dow facility closure, including the possible substitution of other graphite sales to replace the Dow volumes and the possible closure of additional graphite production facilities. Graphite specialty product sales during the quarter ended October 31, 1998 were $6.0 million versus $5.5 million in the prior year comparable quarter. The increase in sales was attributable to increased shipments of bulk graphite.

         Within the calcium carbide products segment, pipeline acetylene sales decreased 20.9% to $5.7 million due primarily to lower acetylene deliveries during the quarter. Scheduled maintenance outages by the Company's acetylene customers negatively impacted demand during the current quarter. Sales of calcium carbide for metallurgical applications decreased 16.6% to $5.3 million due primarily to lower shipments in the current quarter. Weakness in the domestic steel market as well as competition from replacement products and an extended maintenance outage by a significant customer had a negative impact on demand for calcium carbide for metallurgical applications. Sales of calcium carbide for fuel gas applications decreased 19.6% to $3.8 million for the current quarter due primarily to lower shipments and, to a lesser extent, lower prices. Net sales of calcium carbide for metallurgical and fuel gas applications are expected to remain at lower levels throughout fiscal 1999 and, potentially, beyond as a result of increased competition and weak demand in these product lines. All other calcium carbide product sales were unchanged at $1.0 million.

         Gross profit as a percentage of graphite electrode product sales for the quarter ended October 31, 1998 was 15.2% versus 20.6% in the prior year comparable quarter. The decrease in the gross margin was the result of lower prices of graphite electrodes and needle coke, coupled with a $1.3 million increase in depreciation charges in the current quarter. Gross profit as a percentage of calcium carbide product sales was 12.1% versus 15.2% a year ago. The decrease was the result of lower calcium carbide shipments, coupled with lower prices of calcium carbide for metallurgical and fuel gas applications.

         Selling, general and administrative expenses for the quarter ended October 31, 1998 were $3.6 million, essentially unchanged as compared to a year ago.

         During the quarter ended October 31, 1998, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, Pennsylvania plant resulting in a 12% reduction in the Company's graphite electrode production capacity. The Company estimates that it is now capable of producing 110 million pounds of graphite electrodes per year. Other expense in the quarter ended October 31, 1998 represents an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs.

         Net interest expense for the quarter ended October 31, 1998 was $1.5 million and included $2.0 million of interest and amortization expense associated with the Company's revolving credit facility, less $0.5 million of capitalized interest. Net interest expense for the quarter ended October 31, 1997 was $1.5 million and included $1.5 million of interest expense associated with the Senior Notes and $0.5 million of interest expense associated with the Company's revolving credit facility, less $0.2 million in interest income earned on cash, cash equivalents and short-term investments and $0.4 million of capitalized interest.

         The income tax benefit for the quarter ended October 31, 1998 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1999. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.

         As a result of a tender of the Company's Senior Notes and a related revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early extinguishment of debt in the quarter ended October 31, 1997. This extraordinary charge represents the premium paid to Senior Note holders in connection with the tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and a revolving credit facility replaced in connection with the tender.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         The Financial Accounting Standards Board has issued several new financial accounting and reporting standards that the Company will be required to adopt in the coming fiscal years. The Company is required to adopt SFAS #131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS #131) and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment to FASB Statements #87, #88 and #106" (SFAS #132) for fiscal year ending July 31, 1999. SFAS #131 will require the Company to expand its disclosure of information on its reportable segments. SFAS #132 standardizes the disclosure requirements for pensions and other postretirement benefits.

         The Company is also required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for its fiscal year ending July 31, 2000. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet evaluated the financial accounting and reporting impact of SFAS #133.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY

         The Company's liquidity needs are primarily for capital expenditures, working capital and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects, including a $40 million project to install a longitudinal graphitizing facility. The Company believes that its cash flows from operations and availability under its revolving credit facility will be sufficient to fund all of its currently planned liquidity needs through at least the expiration of its revolving credit facility in September 2002. However, in the event these resources are not sufficient to fund the Company's planned capital expenditures, service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to obtain additional funding or further delay discretionary capital projects. If the Company were required to obtain additional funding to satisfy its liquidity needs, there can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

         In connection with the tender of substantially all of the Company's Senior Notes in the quarter ended October 31, 1997, the Company entered into an agreement with a consortium of banks led by PNC Bank for a new, 5-year, $150 million revolving credit facility with a $15 million sub-limit for letters of credit (the 1997 Revolving Credit Facility, as amended). The 1997 Revolving Credit Facility replaced the Company's previous credit facility. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 0.75%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As of October 31, 1998, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.1%. Repayment of funds borrowed under the new credit agreement is not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. During the fiscal year ended July 31, 1998, the 1997 Revolving Credit Facility was amended to incorporate the Antitrust Charge. The financial covenants in the 1997 Revolving Credit Facility agreement were generally amended to exclude the effects of the Antitrust Charge, although the cash flow impact associated with any future settlements of pending antitrust claims will effectively reduce EBITDA in the computation of the Consolidated Total Indebtedness to EBITDA Ratio computed for pricing purposes in the future. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

         On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations, including the Company's liquidity needs. During the quarter ended October 31, 1998, the Company repurchased 372,200 shares of Common Stock at a total cost of $3.8 million. The Company has repurchased a total of 437,200 shares of Common Stock under the repurchase program at a total cost of $5.4 million. The Company is authorized to spend an additional $4.6 million under the repurchase program.


CASH FLOW INFORMATION

         Cash flow provided by operations for the quarter ended October 31, 1998 was $8.0 million. Cash inflows from net loss plus non-cash items of $7.7 million, which includes the $5.2 million net graphite production facility closure charge, were further increased by a $0.3 million improvement in cash flow from other working capital items. Net interest payments during the quarter totaled $1.8 million.

         Investing activities for the quarter ended October 31, 1998 included capital expenditures of $2.8 million. Cash flow used for financing activities for the quarter ended October 31, 1998 was $5.1 million. Major financing cash outflows during the quarter included $3.8 million for the repurchase of Common Stock and a $1.3 million decrease in the Company's overdraft position.


OTHER ITEMS
-----------

YEAR 2000 COMPLIANCE

         The Company is in the process of modifying, upgrading and replacing certain components of its computer software, operating systems and manufacturing process control systems to accommodate the "Year 2000" changes required for correct recording of dates in the year 2000 and beyond. The Company has adopted a comprehensive "Year 2000" compliance action plan that includes (i) inventorying all of its information technology (IT) systems, manufacturing process control systems and non-IT systems, (ii) assessing these systems and resources for "Year 2000" compliance, (iii) remedying and replacing non-compliant systems, (iv) testing upgraded systems for compliance, and (v) developing contingency plans. The Company is in the final stages of its action plan and believes that its significant IT and non-IT systems will be "Year 2000" compliant by mid-1999. The Company believes that its current plan will adequately address the "Year 2000" issue and the Company does not expect to experience significant operational problems associated with "Year 2000" compliance once its program is complete.

         The Company is also evaluating the "Year 2000" compliance programs of its critical customers, suppliers and service providers in an attempt to determine the adequacy of their programs in addressing the "Year 2000" issue. This evaluation includes the distribution of questionnaires to such parties and the development of contingency plans which assume the failure of a third party critical to the Company's business. The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the "Year 2000" issue is the failure of a critical vendor, including but not limited to a utility supplier, or the failure of a critical customer, including electric arc furnace steel producers who use a substantial amount of power in their production process. A failure by a critical supplier or group of critical customers could materially negatively impact sales, profits and cash flows. The Company believes that the formulation of contingency plans will help mitigate exposure and losses should such a failure occur. However, because the Company's overall "Year 2000" compliance is contingent upon the readiness of its critical vendors and customers, there can be no assurance that the Company's "Year 2000" compliance programs will adequately address "Year 2000" issues not under its direct control.


FORWARD-LOOKING STATEMENTS

         This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors that could affect actual future results include the developments related to the antitrust investigations by the DOJ, the antitrust enforcement authorities of the European Union or related civil lawsuits as well as the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof. Such factors also include the possibility that increased demand or prices for the Company's products may not occur or continue, changing economic and competitive conditions (including currency exchange rate fluctuations), technological risks and other risks, costs and delays associated with the start-up and operation of major capital projects (including the Company's modernization program), changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in this and the Company's other filings with the Securities and Exchange Commission. Neither the statements contained in this report nor any reserve or charge recorded by the Company relating to civil lawsuits or claims shall be deemed to constitute an admission as to any liability in connection with the subject matter thereof. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.


Item 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the quarter ended October 31, 1998 which would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

PART II
-------

Item 1
------

LEGAL PROCEEDINGS

         In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Department of Justice that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the past five years. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation if charges are issued by the Grand Jury. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers.

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR, SGL Corp. and SGL as defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko. Thereafter, five additional purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR asserting substantially the same claims and seeking the same relief as in the consolidated cases. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. One such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but that action has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The plaintiffs have also named as defendants in some of these actions other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chapparrel Steel against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which are subject by law to final approval by the court, and have also settled claims brought by some of the individual purchasers. The Company further understands that UCAR and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

         The Company has also advised the European Commission that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may substantially reduce fines and other penalties if a company cooperates with the European Commission and in the judgment of the European Commission provides significant information. The Company understands that the European Commission will determine any fines at the completion of its proceedings that may not be concluded for a year or more.

         On June 18, 1998, a group of Canadian purchasers filed a lawsuit in the Ontario Court (General Division) claiming a conspiracy and violations of the Canadian Competition Act. The Canadian lawsuit names the Named Defendants as well as several present or former parents, subsidiaries and/or affiliates of UCAR, SGL and Showa Denko. The Canadian Competition and Consumer Law Division has initiated an inquiry and the Company is cooperating fully with the authorities conducting that inquiry pursuant to an agreement with the Director of Research and Investigation of the Canadian Division under which the Company and its present and former officers, directors and employees will not be subject to criminal prosecution.

         During fiscal 1998, the Company recorded the Antitrust Charge, a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters. Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko recently reached settlements at substantially higher amounts with the class action plaintiffs and certain individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of October 31, 1998. As of October 31, 1998, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
-------

Item 6
------

EXHIBITS AND REPORTS ON FORM 8-K


                              A. INDEX TO EXHIBITS

         None.

                             B. REPORTS ON FORM 8-K

         During the quarter ended October 31, 1998, the Company filed a Current Report on Form 8-K which reflected the Company's press release reporting the closure of certain graphite production facilities at its plant in St. Marys, PA.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on December 14, 1998.


                     SIGNATURE                                                       TITLE
--------------------------------------------------------------------------------------------------------------

                /S/ WALTER B. FOWLER                     CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
-----------------------------------------------------
                 (WALTER B. FOWLER)



               /S/ STEPHEN D. WEAVER                     VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER
-----------------------------------------------------    (PRINCIPAL FINANCIAL OFFICER)
                (STEPHEN D. WEAVER)



                /S/ JEFFREY T. JONES                     CONTROLLER - CORPORATE FINANCE
-----------------------------------------------------    (PRINCIPAL ACCOUNTING OFFICER)
                 (JEFFREY T. JONES)




                /S/ MICHAEL F. SUPON                     VICE PRESIDENT AND GENERAL MANAGER,
-----------------------------------------------------    ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
                 (MICHAEL F. SUPON)



                /S/ ARARAT HACETOGLU                     VICE PRESIDENT AND GENERAL MANAGER,
-----------------------------------------------------    CARBIDE PRODUCTS
                 (ARARAT HACETOGLU)



                  /S/ JIM J. TRIGG                       VICE PRESIDENT AND GENERAL MANAGER,
-----------------------------------------------------    SEADRIFT COKE, L.P.
                   (JIM J. TRIGG)