Form 10-Q
period 1999-01-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1999-03-17
CIK 888918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER -- 0-20490

                              --------------------

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

As of the close of business on March 12, 1999, there were 8,357,842 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q



     ITEM                                     DESCRIPTION                                  PAGE
 -------------     ------------------------------------------------------------------    ---------
                   PART I
                   ------

      1            Index to Financial Statements ...................................            2

      2            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ........................           13

      3            Quantitative and Qualitative Disclosure
                        About Market Risk ..........................................           19



                   PART II
                   -------

      1            Legal Proceedings ...............................................           20

      2            Changes in Securities ...........................................            *

      3            Defaults Upon Senior Securities .................................            *

      4            Submission of Matters to a Vote of Security Holders .............           22

      5            Other Information ...............................................            *

      6            Index to Exhibits and Reports on Form 8-K .......................           23

                   Signatures ......................................................           24

-----------------

*     Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



                                                                                                   PAGE
                                                                                                   ----
Condensed Consolidated Balance Sheets
     as of January 31, 1999 and July 31, 1998 ........................................               3

Unaudited Consolidated Statements of Operations
     for the Quarters and Six Months Ended January 31, 1999 and 1998 .................               4

Unaudited Consolidated Statement of Stockholders' Equity
     for the Six Months Ended January 31, 1999 .......................................               5

Unaudited Consolidated Statements of Cash Flows
     for the Quarters and Six Months Ended January 31, 1999 and 1998 .................               6

Footnotes to Unaudited Condensed Consolidated Financial Statements ...................               7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of January 31, 1999 and July 31, 1998
                    (in thousands, except share information)

                                                                                      January 31,           July 31,
                                                                                          1999                1998*
                                                                                      -----------           --------
                                                                                      (Unaudited)
                                   ASSETS
Current assets:
    Accounts receivable -- trade, net of allowance for doubtful
        accounts: $2,025 at January 31 and July 31 .........................             $47,058             $50,469
    Inventories (Note 2) ...................................................              71,062              68,839
    Other current assets ...................................................              24,966              25,073
                                                                                        --------            --------
        Total current assets ...............................................             143,086             144,381
Property, plant and equipment, net .........................................             130,227             137,603
Other assets ...............................................................               7,161               7,115
                                                                                        --------            --------
            Total assets ...................................................            $280,474            $289,099
                                                                                        ========            ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Accounts payable .....................................................             $10,697             $15,525
      Antitrust claims reserve (Note 4) ....................................              31,241              36,538
      Other current liabilities ............................................              24,566              22,189
                                                                                        --------            --------
        Total current liabilities ..........................................              66,504              74,252
Long-term debt .............................................................             112,950             110,232
Other liabilities ..........................................................              19,345              19,801
                                                                                        --------            --------
          Total liabilities ................................................             198,799             204,285
                                                                                        --------            --------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
authorized; none outstanding ...............................................                    -                   -
    Common stock, $0.01 par value; 18,000,000 shares authorized;
      shares issued:  9,927,042 at January 31 and 9,884,542 at July 31;
      shares outstanding:  8,357,842 at January 31 and 8,699,542 at
      July 31 (Note 5)  ....................................................                  99                  99
    Additional paid-in capital, net of $1,398 equity issue costs ...........              36,540              36,243
    Retained earnings  .....................................................              55,690              55,197
    Other stockholders' equity items  ......................................             (10,654)             (6,725)
                                                                                        --------            --------
           Total stockholders' equity ......................................              81,675              84,814
                                                                                        --------            --------
            Total liabilities and stockholders' equity .....................            $280,474            $289,099
                                                                                        ========            ========

-------------------

*        Condensed from audited fiscal 1998 balance sheet.





The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the quarters and six months ended January 31, 1999 and 1998
                 (in thousands, except share and per share data)

                                                         Quarter Ended January 31,           Six Months Ended January 31,
                                                         --------------------------          ----------------------------
                                                           1999             1998                1999             1998
                                                         ---------        ---------          ----------        ----------
                                                                 (Unaudited)                          (Unaudited)
Net sales  .......................................         $58,165          $74,814            $127,517         $148,208
Operating costs and expenses:
    Cost of goods sold  ..........................          49,469           60,293             108,801          119,629
    Selling, general and administrative  .........           3,398            4,389               6,982            8,136
    Other expense (Note 5)  ......................               -                -               8,043                -
                                                         ---------        ---------           ---------        ---------
        Operating income  ........................           5,298           10,132               3,691           20,443
Other costs and expenses:
    Interest expense, net  .......................           1,475            1,152               2,933            2,625
                                                         ---------        ---------           ---------        ---------
        Income before income taxes and
          extraordinary loss  ....................           3,823            8,980                 758           17,818
Provision for taxes on income (Note 3)  ..........           1,337            3,142                 265            6,327
                                                         ---------        ---------           ---------        ---------
        Income before extraordinary loss  ........           2,486            5,838                 493           11,491
Extraordinary loss on early extinguishment of
  debt, net of $3,769 tax benefit (Note 5)  ......               -                -                   -           (6,417)
                                                         ---------        ---------           ---------        ---------
            Net income  ..........................          $2,486           $5,838                $493           $5,074
                                                         =========        =========           =========        =========




Earnings per share information (Note 1):

Weighted average common shares
  outstanding ....................................       8,353,342        8,706,272           8,440,459        8,680,522
                                                         ---------        ---------           ---------        ---------

Weighted average common and common
  equivalent shares outstanding ..................       8,380,867        8,908,818           8,468,833        8,916,716
                                                         ---------        ---------           ---------        ---------



Income before extraordinary loss:

    Basic  .......................................           $0.30            $0.67               $0.06            $1.32

    Diluted  .....................................           $0.30            $0.66               $0.06            $1.29



Extraordinary loss on early extinguishment of debt:

    Basic  .......................................               -                -                   -            (0.74)

    Diluted  .....................................               -                -                   -            (0.72)
                                                         ---------        ---------           ---------        ---------



Net income:

    Basic  .......................................           $0.30            $0.67               $0.06            $0.58
                                                         =========        =========           =========        =========

    Diluted  .....................................           $0.30            $0.66               $0.06            $0.57
                                                         =========        =========           =========        =========




The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   for the six months ended January 31, 1999
                      (in thousands, except share amounts)

                                                                Common Stock          Additional                        Other
                                        Comprehensive      ------------------------    Paid-In       Retained       Stockholders'
                                            Income            Shares       Amount      Capital       Earnings       Equity Items
                                       -----------------   ------------  ----------  -------------  ------------   ---------------


Balance at July 31, 1998 *..........                         9,884,542         $99        $36,243       $55,197            ($6,725)

Net income  ........................              $493                                                      493
                                       =================
Exercise of stock options  .........                            42,500                        297                              (26)
Purchase of treasury stock .........                                                                                        (3,903)
                                                           ------------  ----------  -------------  ------------   ---------------

Balance at January 31,
  1999 (Unaudited)  ................                         9,927,042         $99        $36,540       $55,690           ($10,654)

                                                           ============  ==========  =============  ============   ===============

-----------------

* Condensed from audited fiscal year 1998 statement of stockholders' equity.



The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and six months ended January 31, 1999 and 1998
                                 (in thousands)

                                                                   Quarter Ended January 31,        Six Months Ended January 31,
                                                                   -------------------------        ----------------------------
                                                                     1999            1998             1999                1998
                                                                   --------        ---------        ---------           --------
                                                                          (Unaudited)                        (Unaudited)
Net income  ...............................................          $2,486         $5,838               $493            $5,074
Adjustments for noncash transactions:
  Depreciation and amortization  ..........................           4,161          3,237              8,580             6,377
  Amortization of debt issuance costs  ....................              36             33                 72                99
  Amortization of intangible assets  ......................              22             95                 43               179
  Adjustments to deferred taxes  ..........................              10              8             (1,843)               21
  Loss on the impairment of assets  .......................               -              -              5,742                 -
  Extraordinary loss on early extinguishment of debt ......               -              -                  -            10,186
Increase (decrease) in cash from changes in:
  Accounts receivable  ....................................           4,190         (1,978)             3,411            (1,639)
  Inventories  ............................................          (3,394)        (3,028)            (3,223)           (5,441)
  Income taxes  ...........................................           1,275          2,813                443               235
  Other current assets  ...................................             189           (212)               739               586
  Accounts payable and accrued expenses  ..................         (12,849)         4,678            (10,845)           (5,316)
  Net change in other non-current
     assets and liabilities ...............................              95             16                599              (138)
                                                                    -------        -------            -------           -------
      Net cash provided by (used for) operations  .........          (3,779)        11,500              4,211            10,223
                                                                    -------        -------            -------           -------

Investing activities:
  Capital expenditures  ...................................          (3,172)       (18,843)            (5,971)          (35,249)
  Proceeds from short-term investments ....................               -              -                  -            15,750
                                                                    -------        -------            -------           -------
      Net cash used for investing activities  .............          (3,172)       (18,843)            (5,971)          (19,499)
                                                                    -------        -------            -------           -------

Financing activities:
  Repurchase of Senior Notes, including
     premium of $8,077 ....................................               -              -                  -           (88,030)
  Proceeds from revolving credit facility  ................          15,300         28,250             33,770           112,050
  Repayment on revolving credit facility  .................         (12,350)       (23,200)           (30,970)          (29,100)
  Other  ..................................................           4,001          2,293             (1,040)            6,421
                                                                    -------        -------            -------           -------
      Net cash provided by financing activities  ..........           6,951          7,343              1,760             1,341
                                                                    -------        -------            -------           -------


Net change in cash and cash equivalents  ..................               -              -                  -            (7,935)
Cash and cash equivalents, beginning of period  ...........               -              -                  -             7,935
                                                                    -------        -------            -------           -------
Cash and cash equivalents, end of period  .................               -              -                  -                 -
                                                                    =======        =======            =======           =======







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

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net income for the six months ended January 31, 1999 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following tables provide a reconciliation of the income and share amounts for the basic and diluted earnings per share computations before extraordinary loss for the quarters and six months ended January 31, 1999 and 1998 (dollar amounts in thousands):

                                                        For the quarters ended January 31,
                                    --------------------------------------------------------------------------------
                                                  1999                                         1998
                                    ----------------------------------           -----------------------------------
                                                                 Per                                           Per
                                                                Share                                         Share
                                    Income         Shares       Amount           Income        Shares         Amount
                                    ------       ---------      ------           ------       ---------       ------
Basic earnings per share.......     $2,486       8,353,342       $0.30           $5,838       8,706,272       $0.67
                                                                 =====                                        =====

Effect of dilutive securities:
  Options for common stock.....          -          27,525                            -         202,546
                                    ------       ---------                       ------       ---------


Diluted earnings per share ....     $2,486       8,380,867       $0.30           $5,838       8,908,818       $0.66
                                    ======       =========       =====           ======       =========       =====

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


                                                        For the quarters ended January 31,
                                    --------------------------------------------------------------------------------
                                                  1999                                         1998
                                    ----------------------------------           -----------------------------------
                                                                 Per                                           Per
                                                                Share                                         Share
                                    Income         Shares       Amount          Income         Shares         Amount
                                    ------       ---------      ------          ------        ---------       ------
Basic earnings per share.......       $493       8,440,459       $0.06          $11,491       8,680,522       $1.32
                                                                 =====                                        =====

Effect of dilutive securities:
  Options for common stock.....          -          28,374                            -         236,194
                                    ------       ---------                       ------       ---------

Diluted earnings per share ....       $493       8,468,833       $0.06          $11,491       8,916,716       $1.29
                                    ======       =========       =====          =======       =========       =====


         The weighted-average number of options for common stock outstanding for the quarter and six months ended January 31, 1999 were 441,000 and 442,500, respectively, versus 369,250 and 411,917 for the quarter and six months ended January 31, 1998, respectively.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued several new financial accounting and reporting standards that the Company will be required to adopt in this and the coming fiscal years. The Company is required to adopt SFAS #131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS #131) and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment to FASB Statements #87, #88 and #106" (SFAS #132) for its fiscal year ending July 31, 1999. SFAS #131 will require the Company to expand its disclosure of information on its reportable segments. SFAS #132 standardizes the disclosure requirements for pensions and other postretirement benefits.

         The Company is also required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for its fiscal year ending July 31, 2000. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet completed its evaluation of the financial accounting and reporting impact of SFAS #133.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


2        INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                         January 31,          July 31,
                                                            1999                1998
                                                         -----------          --------
Finished goods  .............................             $20,274             $15,061
Work in process  ............................              39,967              36,672
Raw materials  ..............................              14,030              18,545
                                                          -------             -------
                                                           74,271              70,278
LIFO reserve  ...............................             (13,718)            (12,545)
                                                          -------             -------
                                                           60,553              57,733
Supplies  ...................................              10,509              11,106
                                                          =======             =======
                                                          $71,062             $68,839
                                                          =======             =======


3        INCOME TAXES:

         The provision for income taxes for the quarters and six months ended January 31, 1999 and 1998 are summarized by the following effective tax rate reconciliations:

                                                      Quarter Ended                Six Months Ended
                                                        January 31,                   January 31,
                                                   ---------------------          --------------------
                                                   1999            1998           1999           1998
                                                   -----           -----          -----          -----
Federal statutory tax rate  ................       35.0 %          35.0 %         35.0 %         35.0 %
Effect of:
     State taxes, net of federal benefit  ..        1.4             1.4            1.4            1.4
     Foreign sales corporation benefit  ....       (1.6)           (1.6)          (1.6)          (1.6)
     Other  ................................        0.2             0.2            0.2            0.7
                                                   -----           -----          -----          -----
       Effective tax rate  .................       35.0 %          35.0 %         35.0 %         35.5 %
                                                   =====           =====          =====          =====


         The income tax provision for the quarter and six months ended January 31, 1999 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1999.


4        CONTINGENCIES:

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, six additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chapparrel Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs.

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This case asserts substantially the same claims and seeks the same relief as the consolidated case.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Antitrust Charge). Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko have reached settlements at substantially higher amounts with the class action plaintiffs and various individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of January 31, 1999. As of January 31, 1999, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.       OTHER ITEMS:

OTHER EXPENSE

         During the six months ended January 31, 1999, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, Pennsylvania plant. Other expense in the six months ended January 31, 1999 represents an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs.


EXTRAORDINARY LOSS ON THE EARLY EXTINGUISHMENT OF DEBT

         The extraordinary loss on the early extinguishment of debt in the six months ended January 31, 1998 represents the premium paid to Senior Note holders in connection with a tender of substantially all of the Company's 11.5% Senior Notes and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and a revolving credit facility replaced in connection with the tender.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


SHARE REPURCHASE PROGRAM

         During the six months ended January 31, 1999, the Company repurchased 384,200 shares of Common Stock under its share repurchase program at a total cost of $3.9 million. The Company is authorized to spend an additional $4.6 million under its share repurchase program.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain financial information for the quarters and six months ended January 31, 1999 and 1998 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:

                                                           Quarter Ended                     Six Months Ended
                                                             January 31,                        January 31,
                                                       -----------------------           --------------------------
                                                        1999            1998               1999              1998
                                                       -------         -------           --------          --------
                                                             (Unaudited)                         (Unaudited)
Net sales:
    Graphite electrode products  ..............        $44,595         $55,196            $98,098          $109,306
    Calcium carbide products  .................         13,570          19,618             29,419            38,902
                                                       -------         -------           --------          --------
          Total net sales  ....................        $58,165         $74,814           $127,517          $148,208
                                                       =======         =======           ========          ========

Percentage of net sales:
    Graphite electrode products  ..............           76.7%           73.8%              76.9%             73.8%
    Calcium carbide products  .................           23.3            26.2               23.1              26.2
                                                       -------         -------           --------          --------
          Total net sales  ....................          100.0%          100.0%             100.0%            100.0%
                                                       =======         =======           ========          ========

Gross profit as a percentage
  of segment net sales:
    Graphite electrode products  ..............           16.2%           20.0%              15.6%             20.3%
    Calcium carbide products  .................           10.7            17.7               11.4              16.5

Percentage of total net sales:
    Total gross profit  .......................           15.0%           19.4%              14.7%             19.3%
    Selling, general and administrative  ......            5.8             5.9                5.5               5.5
    Operating income  .........................            9.1            13.5                2.9              13.8
    Income before extraordinary loss ..........            4.3             7.8                0.4               7.8

                                ---------------

         Net sales for the quarter ended January 31, 1999 were $58.2 million versus $74.8 million in the prior year comparable quarter. Graphite electrode product sales for the quarter ended January 31, 1999 were $44.6 million versus $55.2 million in the prior year comparable quarter. Calcium carbide product sales were $13.6 million versus $19.6 million in the prior year comparable quarter. Net sales for the six months ended January 31, 1999 were $127.5 million versus $148.2 million in the prior year comparable period. For the six months ended January 31, 1999, graphite electrode product sales decreased 10.3% to $98.1 million, while calcium carbide product sales decreased 24.4% to $29.4 million.

         Within the graphite electrode products segment, graphite electrode net sales were $29.2 million, a 28.4% decrease resulting from a 24.4% decrease in electrode shipments and a 5.2% decrease in average electrode prices. Graphite electrode shipments for the quarter ended January 31, 1999 were 23.0 million pounds versus 30.4 million pounds in last year's comparable period. Weakness in certain regions of the global economy is having a negative impact on demand for electric arc furnace steel and, as a result, graphite electrode shipments and prices. Graphite electrode shipments to domestic customers decreased 26.2% during the quarter ended January 31, 1999 from last year's comparable quarter while shipments to foreign customers were off 22.3%. The decrease in shipments to domestic customers was largely due to reduced electric arc furnace production rates during the quarter as steel producers extended seasonal shutdowns in response to record levels of steel imports experienced in the United States. Electrode shipments to foreign steel producers were lower primarily due to weaker demand for steel in certain regions of the world. Lower demand for electric arc furnace steel and, as a result, graphite electrodes may continue for the next several quarters. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended January 31, 1999 were 52.8% and 47.2%, respectively, versus 54.0% and 46.0%, respectively, in last year's comparable quarter. Average domestic electrode prices during the quarter ended January 31, 1999 were down 8.8% from last year's comparable quarter while average foreign net prices were unchanged primarily as a result of a weaker U.S. dollar exchange rate. Also during the quarter ended January 31, 1999, one of the Company's graphite customers, Dow Chemical Company, Inc. (Dow), announced its intention to permanently close its magnesium production facility in Freeport, Texas. The Company previously supplied Dow with all of its graphite anode needs under a long-term supply agreement. The cancellation of the supply agreement accounts for approximately 8 million pounds of graphite production capacity. In connection with the Company's cost savings program (discussed below), the Company has eliminated a significant amount of the costs associated with producing the graphite anodes previously supplied to Dow. With the weak demand for graphite electrodes, the Company does not believe that the graphite anodes previously supplied to Dow will be replaced with sales of electrodes or other graphite products for at least the next several quarters. Needle coke sales during the quarter ended January 31, 1999 were $10.0 million versus $10.1 million a year ago. A 20.9% increase in needle coke shipments was offset by an 18.0% decrease in needle coke prices. The decrease in needle coke prices was due primarily to the lower demand for graphite electrodes described above, which in turn has resulted in weakening demand for needle coke industry-wide. Graphite specialty product sales during the quarter ended January 31, 1999 were $5.3 million versus $4.3 million in the prior year comparable quarter. The increase in sales was attributable to increased shipments of bulk graphite, partially offset by a decline in shipments of granular graphite.

         For the six months ended January 31, 1999, graphite electrode sales were $68.2 million, a 16.1% decrease from the prior year comparable period resulting from a 12.3% decline in shipments and a 3.7% decline in electrode prices. Shipments of graphite electrodes for the six months ended January 31, 1999 were 53.1 million pounds versus 60.5 million pounds in last year's comparable period. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the six months ended January 31, 1999 were 54.0% and 46.0%, respectively, versus 52.9% and 47.1%, respectively, in the prior year comparable period. The domestic electrode price was down 6.8% while the foreign electrode price was down 1.7%. Needle coke sales for the six months ended January 31, 1999 were $18.6 million versus $18.3 million in the prior year comparable period. The increase in needle coke sales was due to a 21.4% increase in needle coke shipments, partially offset by a 16.1% decrease in average needle coke prices. Graphite specialty product sales for the six months ended January 31, 1999 were $11.3 million versus $9.8 million in the prior year comparable period, with the increase resulting from increased sales of bulk graphite.

         Within the calcium carbide product segment, pipeline acetylene sales for the quarter ended January 31, 1999 were $3.9 million versus $7.7 million in the prior year comparable quarter. The decrease was the result of a significant decrease in shipments to pipeline acetylene customers. International Specialty Products (ISP), the Company's largest pipeline acetylene customer, has indicated that they will replace purchases from the Company with material sourced from their European operations which may reduce their demand for the Company's acetylene by as much as 75% of their historical levels. This reduction in demand may be permanent. Partially offsetting the sales effect of the lower deliveries to pipeline acetylene customers was an increase in average pipeline acetylene prices resulting from the fixed cost component of the Company's acetylene supply contracts. Sales of calcium carbide for metallurgical applications of $4.7 million represented an 18.2% decrease from a year ago, primarily due to lower shipments. Weakness in domestic steel production by integrated steel producers, coupled with lower prices for magnesium (a substitute product) and selective promotion of magnesium over calcium carbide by a major distributor, resulted in the lower sales levels. Calcium carbide for fuel gas applications totaled $3.7 million for the quarter ended January 31, 1999, a 29.0% decrease from a year ago resulting primarily from lower shipments. Net sales of calcium carbide products are expected to remain at these levels throughout the balance of fiscal 1999 and, potentially, beyond as a result of weak demand and increased competition.

         For the six months ended January 31, 1999, pipeline acetylene sales were $9.6 million versus $14.9 million for the comparable period a year ago, a 35.6% decrease resulting from lower shipments. Sales of calcium carbide for metallurgical applications were $10.1 million, a 17.4% decrease from a year ago resulting primarily from lower shipments. Sales of calcium carbide for fuel gas applications were $7.5 million versus $9.9 million a year ago, with the decrease resulting from lower shipments and prices. All other calcium carbide product sales for the six months ended January 31, 1999 totaled $2.3 million versus $1.9 million a year ago.

         Gross profit as a percentage of graphite electrode product sales for the quarter ended January 31, 1999 was 16.2% versus 20.0% in the prior year comparable quarter. Gross profit as a percentage of graphite electrode product sales for the six months ended January 31, 1999 was 15.6% versus 20.3% in the prior year comparable period. The decrease in the gross margin in both periods was the result of lower prices of graphite electrodes and needle coke and the decrease in shipments of graphite electrodes. In addition, depreciation and amortization was approximately $0.9 million and $2.2 million higher during the quarter and six months ended January 31, 1999, respectively. Partially offsetting the effect of the above was a decline in decant oil costs, which were 29.3% and 21.7% lower during the current quarter and six-month period, respectively.

         Gross profit as a percentage of calcium carbide product sales for the quarter ended January 31, 1999 was 10.7% versus 17.7% in the prior year comparable quarter. Gross profit as a percentage of calcium carbide product sales for the six months ended January 31, 1999 was 11.4% versus 16.5% in the prior year comparable period. The decrease in the gross margin in both periods was the result of lower sales in the carbide business.

         In response to weak demand for many of the Company's products, the Company has initiated a comprehensive cost savings program. A component of this program is the closure of two high-cost graphite production facilities at the Company's St. Marys, Pennsylvania plant. This cost savings program, coupled with the commissioning of two major capital projects in the Company's graphite business in February 1999, will reduce staffing levels by approximately 230 employees Company wide, or approximately 20%, by the end of fiscal 1999. Cost reduction efforts instituted in response to the lower demand for pipeline acetylene by ISP will take effect over the remainder of the current fiscal year. The Company is also attempting to lower raw material, transportation and other costs to help offset the negative effect of lower sales.

         Selling, general and administrative expenditures for the quarter ended January 31, 1999 were $3.4 million versus $4.4 million in the comparable quarter a year ago. Total expenses incurred in last year's second quarter were unusually high due to a one-time charge of $0.3 million for consulting expenditures, as well as increased legal fees and marketing expenditures in the graphite electrode products business. Also, general operating expenses were lower during the current quarter due to the Company's cost savings program. Selling, general and administrative expenditures for the six months ended January 31, 1999 were $7.0 million versus $8.1 million in the comparable period a year ago. The decrease was primarily the result of the items noted in the quarterly discussion above.

         During the six months ended January 31, 1999 and in connection with the Company-wide cost savings program, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, PA plant resulting in a 12% reduction in the Company's graphite electrode production capacity. The Company estimates that it is now capable of producing 110 million pounds of graphite electrodes per year. Other expense in the six months ended January 31, 1999 represents an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs.

         Net interest expense for the quarter ended January 31, 1999 was $1.5 million, including $1.9 million of interest expense associated with the Company's revolving credit facility and $0.1 million in bank fees, less $0.5 million in capitalized interest. Net interest expense for the quarter ended January 31, 1998 was $1.2 million, including $1.4 million of interest expense associated with the revolving credit facility and $0.2 million in bank fees, less $0.4 million in capitalized interest. Net interest expense for the six months ended January 31, 1999 was $2.9 million, including $3.7 million of interest expense associated with the Company's revolving credit facility and $0.2 million in bank fees, less $1.0 million in capitalized interest. Net interest expense for the six months ended January 31, 1998 was $2.6 million, including $1.9 million of interest expense associated with the revolving credit facility, $1.5 million of interest expense associated with the 11.5% Senior Notes previously outstanding and $0.3 million in bank fees, less capitalized interest of $0.8 million and interest income of $0.2 million.

         The income tax provision for the quarter and six months ended January 31, 1999 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1999. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.

         As a result of a tender of the Company's Senior Notes and a related revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early extinguishment of debt during the six months ended January 31, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and a revolving credit facility replaced in connection with the tender.

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

         The Company is also required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for its fiscal year ending July 31, 2000. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet completed its evaluation of the financial accounting and reporting impact of SFAS #133.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         The Company's liquidity needs are primarily for capital expenditures, working capital and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects, including a $40 million project to install a longitudinal graphitizing facility. The Company believes that its cash flows from operations and availability under its revolving credit facility should be sufficient to fund all of its currently planned liquidity needs through at least the expiration of its revolving credit facility in September 2002, although such liquidity needs may be adversely impacted by the terms and conditions of any settlements of pending antitrust claims. In the event these resources are not sufficient to fund the Company's planned capital expenditures, service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to refinance its revolving credit facility, obtain additional funding or further delay discretionary capital projects. If the Company were required to refinance its revolving credit facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

         In connection with the tender of substantially all of the Company's Senior Notes in fiscal 1998, the Company entered into an agreement with a consortium of banks led by PNC Bank for a new, 5-year, $150 million revolving credit facility with a $15 million sub-limit for letters of credit (the 1997 Revolving Credit Facility, as amended). The 1997 Revolving Credit Facility replaced the Company's previous credit facility. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 1.0%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to Adjusted EBITDA Ratio). As of January 31, 1999, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.0%. Repayment of funds borrowed under the new credit agreement is not required until the expiration of the facility on September 25, 2002. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0, a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.0 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. During the fiscal year ended July 31, 1998, the 1997 Revolving Credit Facility was amended to incorporate the Antitrust Charge. The financial covenants in the 1997 Revolving Credit Facility agreement were generally amended to exclude the effects of the Antitrust Charge, although the cash flow impact associated with any future settlements of pending antitrust claims will effectively reduce EBITDA in the computation of the Consolidated Total Indebtedness to EBITDA Ratio computed for pricing purposes in the future. The 1997 Revolving Credit Facility is collateralized with receivables and inventory.

         On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations, including the Company's liquidity needs. During the six months ended January 31, 1999, the Company repurchased 384,200 shares of Common Stock at a total cost of $3.9 million. The Company has repurchased a total of 437,200 shares of Common Stock under the repurchase program at a total cost of $5.4 million. The Company is authorized to spend an additional $4.6 million under the repurchase program.


CASH FLOW INFORMATION

         Cash flow used by operations for the quarter ended January 31, 1999 was $3.8 million. Cash inflows from net income plus non-cash items of $6.7 million were more than offset by $10.5 million in net cash outflows from changes in working capital items, including a $12.8 million net cash outflow from reductions in accounts payable and accrued expenses. Major cash outlays during the quarter included $4.3 million in settlement payments and legal fees associated with the pending antitrust investigation, $1.1 million in severance and other related costs associated with the St. Marys graphite production facility closure and $1.3 million in net interest payments. Cash flow provided by operations for the six months ended January 31, 1999 was $4.2 million. Cash inflows from net income plus non-cash items of $14.4 million, which includes the $5.2 million net charge for the graphite production facility closure, were offset by a $10.2 million net cash outflow from changes in working capital items. Major cash outlays during the six-month period included $5.3 million in settlement payments and legal fees associated with the pending antitrust investigation, $1.1 million in severance and other related costs associated with the St. Marys graphite production facility closure, $3.1 million in net interest payments and $1.7 million in tax payments.

         Investing activities for the quarter and six months ended January 31, 1999 included $3.2 million and $6.0 million, respectively, in capital expenditures. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures. The Company believes that its future cash flow provided by operations and borrowings under its revolving credit facility will be adequate to fund its currently planned investing needs in the future.

         Cash flow provided by financing activities for the quarter ended January 31, 1999 was $7.0 million, including a $3.0 million net inflow from the 1997 Revolving Credit Facility and a $4.1 million net change in the Company's overdrafts. Cash flow provided by financing activities for the six months ended January 31, 1999 was $1.8 million, including a $2.8 million net inflow from the 1997 Revolving Credit Facility.


OTHER ITEMS

ENVIRONMENTAL

         In the process of developing permit applications for facility upgrades at the Company's Niagara Falls, NY and St. Marys, PA graphite plants, the Company determined that certain parameters in its air permits do not reflect current operations. The Company is working to resolve this issue and has advised the appropriate state environmental authorities. The Company's plan to resolve this issue at its Niagara Falls, NY plant has been preliminarily approved by the State of New York environmental authority. This plan will require the Company to spend approximately $0.3 million in capital improvements to achieve resolution. At this time, the Company cannot determine the magnitude of the costs or fines that may be incurred to resolve the issue at its St. Marys, PA plant.


YEAR 2000 COMPLIANCE

         The Company is in the process of modifying, upgrading and replacing certain components of its computer software, operating systems and manufacturing process control systems to accommodate the Year 2000 changes required for correct recording of dates in the year 2000 and beyond. The Company has adopted a comprehensive Year 2000 compliance action plan that includes (i) inventorying all of its information technology (IT) systems, manufacturing process control systems and non-IT systems, (ii) assessing these systems and resources for Year 2000 compliance, (iii) remedying and replacing non-compliant systems, (iv) testing upgraded systems for compliance, and (v) developing contingency plans. The Company is in the final stages of its action plan and believes that its significant IT and non-IT systems will be Year 2000 compliant by mid-1999. The Company believes that its current plan will adequately address the Year 2000 issue and the Company does not expect to experience significant operational problems associated with Year 2000 compliance once its program is complete.

         The Company is also evaluating the Year 2000 compliance programs of its critical customers, suppliers and service providers in an attempt to determine the adequacy of their programs in addressing the Year 2000 issue. This evaluation includes the distribution of questionnaires to such parties and the development of contingency plans that assume the failure of a third party critical to the Company's business. The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the Year 2000 issue is the failure of a critical vendor, including but not limited to a utility supplier, or the failure of a critical customer, including electric arc furnace steel producers who use a substantial amount of power in their production process. A failure by a critical supplier or group of critical customers could negatively impact sales, profits and cash flows. The Company believes that the formulation of contingency plans will help mitigate exposure and losses should such a failure occur. However, because the Company's overall Year 2000 compliance is contingent upon the readiness of its critical vendors and customers, there can be no assurance that the Company's Year 2000 compliance programs will adequately address Year 2000 issues not under its direct control.

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


Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the six months ended January 31, 1999 that would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, six additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Three such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998 and May 14, 1998, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chapparrel Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs.

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This case asserts substantially the same claims and seeks the same relief as the consolidated case.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Antitrust Charge). Based on the information currently available to the Company to date (including the nature of the antitrust claims against the Company and its defenses), the Company presently believes the Antitrust Charge should be appropriate under the present assumptions to address the resolution of the civil suits and other claims and costs associated with the antitrust investigations. The Company understands that defendants UCAR and Showa Denko have reached settlements at substantially higher amounts with the class action plaintiffs and various individual purchasers. In light of these and other future developments and other factors, the actual liabilities, costs and expenses resulting from the antitrust matters (including the European Commission antitrust investigation) could differ materially from the current estimate which could adversely affect the Company's financial condition and its ability to service its currently planned liquidity needs.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of January 31, 1999. As of January 31, 1999, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 3, 1998, the Company held its Annual Meeting of Stockholders in Pittsburgh, PA (the Meeting). At the Meeting, Mr. James G. Baldwin, Mr. James R. Ball and Mr. Nicholas T. Kaiser were each re-elected to the Company's Board of Directors for terms expiring at the Annual Meeting of Stockholders in 2001. The remained of the Board is comprised of Mr. Walter B. Fowler, Mr. Paul F. Balser, Mr. Robert M. Howe, Mr. Ronald B. Kalich and Mr. Charles E. Slater. Also at the Meeting, PricewaterhouseCoopers LLP was ratified as the Company's independent accountants for its fiscal year ending July 31, 1999 and stockholders approved the 1998 Stock-Based Incentive Compensation Plan. Total shares of Common Stock issued and outstanding as of October 26, 1998, the date of record for the Meeting, were 8,362,342. 7,841,913 shares of Common Stock were represented at the Meeting. Tabulations of votes cast were as follows:


-------------------------------------------------------------------------------

FOR BOARD OF DIRECTORS                  FOR                 WITHHELD AUTHORITY
-------------------------------------------------------------------------------

James G. Baldwin                     7,828,156                          13,757
-------------------------------------------------------------------------------

James R. Ball                        7,831,119                          10,794
-------------------------------------------------------------------------------

Nicholas T. Kaiser                   7,815,486                          26,427
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

FOR PRICEWATERHOUSECOOPERS LLP
-------------------------------------------------------------------------------

For                                                                  7,837,586
-------------------------------------------------------------------------------

Against                                                                  2,027
-------------------------------------------------------------------------------

Abstain                                                                  2,300
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
FOR THE 1998 STOCK-BASED INCENTIVE COMPENSATION PLAN
-------------------------------------------------------------------------------

For                                                                  4,644,765
-------------------------------------------------------------------------------

Against                                                              1,884,212
-------------------------------------------------------------------------------

Abstain                                                                  7,667
-------------------------------------------------------------------------------

Broker Non-Votes                                                     1,305,269
-------------------------------------------------------------------------------

PART II
Item 6

EXHIBITS AND REPORTS ON FORM 8-K


                              A. INDEX TO EXHIBITS

         10.29 Agreement between the Company (Electrode Unit) and Oil, Chemical and Atomic Workers International Union and Local Union Number 8-23516 dated January 25, 1999.
         10.32    The 1998 Stock-Based Incentive Compensation Plan


                             B. REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on March 12, 1999.


                     SIGNATURE                                                     TITLE
          ----------------------------------------------------------------------------------------------------




                /S/ WALTER B. FOWLER                     CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
          --------------------------------
                 (WALTER B. FOWLER)





               /S/ STEPHEN D. WEAVER                     VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER
          --------------------------------               (PRINCIPAL FINANCIAL OFFICER)
                (STEPHEN D. WEAVER)





                /S/ JEFFREY T. JONES                     CONTROLLER - CORPORATE FINANCE
          --------------------------------               (PRINCIPAL ACCOUNTING OFFICER)
                 (JEFFREY T. JONES)





                                                         VICE PRESIDENT AND GENERAL MANAGER,
                /S/ MICHAEL F. SUPON                     ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
          --------------------------------
                 (MICHAEL F. SUPON)





                                                         VICE PRESIDENT AND GENERAL MANAGER,
                /S/ ARARAT HACETOGLU                     CARBIDE PRODUCTS
          --------------------------------
                 (ARARAT HACETOGLU)





                                                         VICE PRESIDENT AND GENERAL MANAGER,
                  /S/ JIM J. TRIGG                       SEADRIFT COKE, L.P.
          --------------------------------
                   (JIM J. TRIGG)