Form 10-Q
period 1999-04-30
CARBIDE GRAPHITE GROUP INC /DE/
filed 1999-06-14
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -----------------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER -- 0-20490

                             -----------------------

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

As of the close of business on June 11, 1999, there were 8,327,842 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q


               ITEM                                     DESCRIPTION                                  PAGE
          -------------     ------------------------------------------------------------------    ---------

                            PART I

               1            Index to Financial Statements ...................................            2

               2            Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations ........................           13

               3            Quantitative and Qualitative Disclosure
                                 About Market Risk ..........................................           20

                            PART II

               1            Legal Proceedings ...............................................           21

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

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS




                                                                                                              PAGE
                                                                                                              ----



          Condensed Consolidated Balance Sheets
               as of April 30, 1999 (Unaudited) and July 31, 1998 ..............................               3

          Unaudited Consolidated Statements of Operations
               for the Quarters and Nine Months Ended April 30, 1999 and 1998 ..................               4

          Unaudited Consolidated Statement of Stockholders' Equity
               for the Nine Months Ended April 30, 1999 ........................................               5

          Unaudited Consolidated Statements of Cash Flows
               for the Quarters and Nine Months Ended April 30, 1999 and 1998 ..................               6

          Footnotes to Unaudited Condensed Consolidated Financial Statements ...................               7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of April 30, 1999 and July 31, 1998
                    (in thousands, except share information)


                                                                     April 30,      July 31,
                                                                        1999         1998 *
                                                                     ---------     ---------
                                                                     (Unaudited)
                             ASSETS
Current assets:
    Cash and short-term investments ............................     $  1,431            --
    Accounts receivable -- trade, net of allowance for doubtful
        accounts: $1,817 at April 30 and $2,025 at July 31 .....       44,220      $ 50,469
    Inventories (Note 2) .......................................       69,639        68,839
    Other current assets .......................................       25,612        25,073
                                                                     --------      --------
        Total current assets ...................................      140,902       144,381
Property, plant and equipment, net .............................      129,662       137,603
Other assets ...................................................        7,299         7,115
                                                                     --------      --------
          Total assets .........................................     $277,863      $289,099
                                                                     ========      ========


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Accounts payable .........................................     $ 15,485      $ 15,525
      Antitrust claims reserve (Note 4) ........................       29,712        36,538
      Other current liabilities ................................       23,127        22,189
                                                                     --------      --------
          Total current liabilities ............................       68,324        74,252
Long-term debt (Note 5) ........................................      107,000       110,232
Other liabilities ..............................................       19,354        19,801
                                                                     --------      --------
          Total liabilities ....................................      194,678       204,285
                                                                     --------      --------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
       authorized; none outstanding ............................           --            --
    Common stock, $0.01 par value; 18,000,000 shares authorized;
       shares issued: 9,927,042 at April 30 and 9,884,542 at
       July 31; shares outstanding: 8,327,842 at April 30 and
       8,699,542 at July 31 (Note 6) ...........................           99            99
    Additional paid-in capital, net of $1,398 equity issue costs       36,540        36,243
    Retained earnings ..........................................       57,504        55,197
    Other stockholders' equity items ...........................      (10,958)       (6,725)
                                                                     --------      --------
          Total stockholders' equity ...........................       83,185        84,814
                                                                     --------      --------
            Total liabilities and stockholders' equity .........     $277,863      $289,099
                                                                     ========      ========

----------
*   Condensed from audited fiscal 1998 balance sheet.




     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the quarters and nine months ended April 30, 1999 and 1998
                 (in thousands, except share and per share data)

                                                           Quarter Ended April 30,           Nine Months Ended April 30,
                                                         --------------------------          ---------------------------
                                                            1999             1998               1999              1998
                                                         ---------        ---------           ---------        ---------
                                                                  (Unaudited)                         (Unaudited)

Net sales  .......................................         $58,307          $72,771            $185,824         $220,979
Operating costs and expenses:
    Cost of goods sold  ..........................          49,566           62,045             158,367          181,674
    Selling, general and administrative  .........           4,201            3,846              11,183           11,982
    Other expense (Notes 4 and 6)  ...............              --           38,000               8,043           38,000
                                                         ---------        ---------           ---------        ---------
        Operating income (loss)  .................           4,540          (31,120)              8,231          (10,677)
Other costs and expenses:
    Interest expense, net  .......................           1,749            1,155               4,682            3,780
                                                         ---------        ---------           ---------        ---------
        Income (loss) before income taxes and
          extraordinary loss  ....................           2,791          (32,275)              3,549          (14,457)
Provision for (benefit from) taxes
  on income (loss) (Note 3)  .....................             977          (10,966)              1,242           (4,639)
                                                         ---------        ---------           ---------        ---------
        Income (loss) before extraordinary loss ..           1,814          (21,309)              2,307           (9,818)
Extraordinary loss on early extinguishment of
  debt, net of $3,769 tax benefit (Note 6)  ......              --               --                  --           (6,417)
                                                         ---------        ---------           ---------        ---------
            Net income (loss)  ...................          $1,814         ($21,309)             $2,307         ($16,235)
                                                         =========        =========           =========        =========

Earnings per share information (Note 1):
----------------------------------------
Weighted average common shares
  outstanding ....................................       8,347,842        8,722,695           8,410,086        8,694,580
                                                         ---------        ---------           ---------        ---------

Weighted average common and common                                               --                                   --
  equivalent shares outstanding ..................       8,370,308                            8,436,486
                                                         ---------        ---------           ---------        ---------

Income (loss) before extraordinary loss:
    Basic  .......................................           $0.22           ($2.44)              $0.27           ($1.13)
    Diluted  .....................................           $0.22           ($2.44)              $0.27           ($1.13)

Extraordinary loss on early extinguishment of debt:
    Basic  .......................................              --               --                  --            (0.74)
    Diluted  .....................................              --               --                  --            (0.74)
                                                         ---------        ---------           ---------        ---------

Net income (loss):
    Basic  .......................................           $0.22           ($2.44)              $0.27           ($1.87)
                                                         =========        =========           =========        =========
    Diluted  .....................................           $0.22           ($2.44)              $0.27           ($1.87)
                                                         =========        =========           =========        =========

     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the nine months ended April 30, 1999
                      (in thousands, except share amounts)

                                                                Common Stock          Additional                       Other
                                        Comprehensive      ---------------------       Paid-In       Retained      Stockholders'
                                            Income           Shares       Amount       Capital       Earnings       Equity Items
                                       -----------------   ------------  ----------  -------------  ------------   ---------------

Balance at July 31, 1998 *..........                         9,884,542         $99        $36,243       $55,197          ($6,725)

Net income  .......................              $2,307                                                   2,307
                                       =================
Exercise of stock options  .........                            42,500                        297                            (26)
Purchase of treasury stock ........                                                                                       (4,207)
                                                           ------------  ----------  -------------  ------------   ---------------

Balance at April 30,
  1999 (Unaudited)  ................                         9,927,042         $99        $36,540       $57,504         ($10,958)
                                                           ============  ==========  =============  ============   ===============

----------
*  Condensed from audited fiscal year 1998 statement of stockholders' equity.


          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and nine months ended April 30, 1999 and 1998
                                 (in thousands)

                                                           Quarter Ended April 30,     Nine Months Ended April 30,
                                                           -----------------------     ---------------------------
                                                             1999           1998          1999           1998
                                                           --------       --------      --------       --------
                                                                  (Unaudited)                 (Unaudited)
Net income (loss) ..................................      $  1,814       ($21,309)      $  2,307       ($16,235)
Adjustments for noncash transactions:
  Depreciation and amortization ....................         4,550          3,356         13,130          9,733
  Amortization of debt issuance costs ..............            37             54            109            153
  Amortization of intangible assets ................            20             91             63            270
  Adjustments to deferred taxes ....................            --        (10,399)        (1,843)       (10,378)
  Loss on the impairment of assets .................            --             --          5,742             --
  Extraordinary loss on early extinguishment of debt            --             --             --         10,186
Increase (decrease) in cash from changes in:
  Accounts receivable ..............................         2,778          3,303          6,189          1,664
  Inventories ......................................         1,423          3,175         (1,800)        (2,266)
  Income taxes .....................................         3,317         (4,490)         3,760         (4,255)
  Other current assets .............................          (652)           311             87            897
  Accounts payable and accrued expenses ............         3,773         33,557         (7,072)        28,241
  Net change in other non-current
     assets and liabilities ........................          (117)           201            482             63
                                                          --------       --------       --------       --------
      Net cash provided by operations ..............        16,943          7,850         21,154         18,073
                                                          --------       --------       --------       --------
Investing activities:
  Capital expenditures .............................        (3,988)       (20,710)        (9,959)       (55,959)
  Proceeds from short-term investments .............            --             --             --         15,750
                                                          --------       --------       --------       --------
      Net cash used for investing activities .......        (3,988)       (20,710)        (9,959)       (40,209)
                                                          --------       --------       --------       --------
Financing activities:
  Repurchase of Senior Notes, including
     premium of $8,077 .............................            --             --             --        (88,030)
  Proceeds from revolving credit facility ..........        15,950         41,700         49,720        153,750
  Repayment on revolving credit facility ...........       (21,900)       (26,950)       (52,870)       (56,050)
  Other ............................................        (5,574)        (1,890)        (6,614)         4,531
                                                          --------       --------       --------       --------
         Net cash provided by (used for)
           financing activities ....................       (11,524)        12,860         (9,764)        14,201
                                                          --------       --------       --------       --------

Net change in cash and cash equivalents ............         1,431             --          1,431         (7,935)
Cash and cash equivalents, beginning of period .....            --             --             --          7,935
                                                          --------       --------       --------       --------
Cash and cash equivalents, end of period ...........      $  1,431             --       $  1,431             --
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

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net income for the nine months ended April 30, 1999 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following tables provide a reconciliation of the income and share amounts for the basic and diluted earnings per share computations before extraordinary loss for the quarters and nine months ended April 30, 1999 and 1998 (dollar amounts in thousands):

                                                         For the quarters ended April 30,
                                    -------------------------------------------------------------------------------
                                                1999                                         1998
                                    ----------------------------------        -------------------------------------
                                                                 Per                                          Per
                                    Income                      Share          Income                        Share
                                    (Loss)         Shares       Amount         (Loss)          Shares       Amount
                                    ------         ------       ------         ------          ------       ------
Basic earnings per share.......     $1,814       8,347,842       $0.22        ($21,309)       8,722,695     ($2.44)
                                                                 =====                                      =======
Effect of dilutive securities:
  Options for common stock.....         --          22,466                          --               --
                                    ------       ---------                    --------        ---------

Diluted earnings per share ....     $1,814       8,370,308       $0.22        ($21,309)       8,722,695     ($2.44)
                                    ======       =========       =====        ========        =========     ======

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED

                                                       For the nine months ended April 30,
                                    -------------------------------------------------------------------------------
                                                1999                                         1998
                                    ----------------------------------        -------------------------------------
                                                                 Per                                          Per
                                    Income                      Share          Income                        Share
                                    (Loss)         Shares       Amount         (Loss)          Shares       Amount
                                    ------         ------       ------         ------          ------       ------
Basic earnings per share.......     $2,307       8,410,086       $0.27         ($9,818)       8,694,580     ($1.13)
                                                                 =====                                      =======
Effect of dilutive securities:
  Options for common stock.....         --          26,400                         --               --
                                    ------       ---------                     -------        ---------

Diluted earnings per share ....     $2,307       8,436,486       $0.27         ($9,818)       8,694,580     ($1.13)
                                    ======       =========       =====         =======        =========     ======

         The weighted-average number of options for common stock outstanding for the quarter and nine months ended April 30, 1999 were 432,500 and 436,500, respectively, versus 351,167 and 391,667 for the quarter and nine months ended April 30, 1998, respectively. Since the Company's results were a net loss from operations for the quarter and nine months ended April 30, 1998, common equivalent shares were excluded from the diluted earnings per share computations for those periods as their effect would have been anti-dilutive.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company is required to adopt SFAS #131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS #131) and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits -- an amendment to FASB Statements #87, #88 and #106" (SFAS #132) for its fiscal year ending July 31, 1999. SFAS #131 will require the Company to expand its disclosure of information on its reportable segments. SFAS #132 standardizes the disclosure requirements for pensions and other postretirement benefits.

         The Company is also required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for its fiscal year ending July 31, 2001. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet completed its evaluation of the financial accounting and reporting impact of SFAS #133.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


2.       INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                    April 30,           July 31,
                                                       1999               1998
                                                 -----------------  ------------------
Finished goods  .............................             $19,143             $15,061
Work in process  ............................              42,418              36,672
Raw materials  ..............................              13,535              18,545
                                                 -----------------  ------------------
                                                           75,096              70,278
LIFO reserve  ...............................             (16,054)            (12,545)
                                                 -----------------  ------------------
                                                           59,042              57,733
Supplies  ...................................              10,597              11,106
                                                 =================  ==================
                                                          $69,639             $68,839
                                                 =================  ==================

3.       INCOME TAXES:

         The provision for income taxes for the quarters and nine months ended April 30, 1999 and 1998 are summarized by the following effective tax rate reconciliations:

                                                    Quarter Ended                Nine Months Ended
                                                      April 30,                      April 30,
                                               -------------------------      ------------------------
                                                   1999           1998            1999          1998
                                               ---------      ----------      ---------       --------
Federal statutory tax rate  ................       35.0%          (35.0)%         35.0%         (35.0)%
Effect of:
     State taxes, net of federal benefit  ..        1.4             1.4            1.4            1.4
     Foreign sales corporation benefit  ....       (1.6)           (1.6)          (1.6)          (1.6)
     Other  ................................        0.2             1.2            0.2            3.1
                                               ---------      ----------      ---------      ---------
       Effective tax rate  .................       35.0%          (34.0)%         35.0%         (32.1)%
                                               =========      ==========      =========      =========


         The income tax provision for the quarter and nine months ended April 30, 1999 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1999.


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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998, May 14, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chapparrel Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs.

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. This case asserts substantially the same claims and seeks the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, SGL, Robert J. Koehler and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Antitrust Charge). The Company has entered into settlement agreements with purchasers representing approximately 27% of the domestic graphite electrode sales that are the subject of the antitrust claims. These agreements provide for additional payments to such purchasers under certain conditions. In addition, the Company may settle with various additional purchasers. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. Possible future settlements with other purchasers and the effect of such possible additional payments noted above (along with other liabilities, costs and expenses resulting from the antitrust matters, including the European Commission antitrust investigation and future developments) could result in aggregate costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of April 30, 1999. As of April 30, 1999, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.       LONG-TERM DEBT:

         During the quarter ended April 30, 1999, the Company entered into an agreement to amend its five year, $150 million revolving credit facility with a consortium of banks led by PNC Bank (as amended, the 1997 Revolving Credit Facility). The amendment, which was effective April 30, 1999, extended the facility's maturity to December 31, 2003, temporarily increased the maximum Consolidated Total Indebtedness to EBITDA Ratio and increased the minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility, as amended. The amendment also provided the bank group additional collateral (specifically, substantially all of the Company's property, plant and equipment) under the facility and an increase to the pricing spread on LIBOR-based interest for various degrees of leverage. As of April 30, 1999, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.1%.

6.       OTHER ITEMS:

OTHER EXPENSE

         During the nine months ended April 30, 1999, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, Pennsylvania plant. Other expense in the nine months ended April 30,

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


1999 represents an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs.

         Other expense for the quarter and nine months ended April 30, 1998 represents the Antitrust Charge (See Note 4 above).


EXTRAORDINARY LOSS ON THE EARLY EXTINGUISHMENT OF DEBT

         The extraordinary loss on the early extinguishment of debt in the nine months ended April 30, 1998 represents the premium paid to Senior Note holders in connection with a tender of substantially all of the Company's 11.5% Senior Notes and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and a revolving credit facility replaced in connection with the tender.


SHARE REPURCHASE PROGRAM

         During the nine months ended April 30, 1999, the Company repurchased 414,200 shares of Common Stock under its share repurchase program at a total cost of $4.2 million. The Company is authorized to spend an additional $4.3 million under its share repurchase program.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain financial information for the quarters and nine months ended April 30, 1999 and 1998 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:

                                                            Quarter Ended                    Nine Months Ended
                                                              April 30,                          April 30,
                                                       -----------------------           ---------------------------
                                                         1999            1998              1999              1998
                                                       -------         -------           --------          --------
                                                             (Unaudited)                         (Unaudited)
Net sales:
    Graphite electrode products  ..............        $44,222         $52,622           $142,320          $161,928
    Calcium carbide products  .................         14,085          20,149             43,504            59,051
                                                       -------         -------           --------          --------
          Total net sales  ....................        $58,307         $72,771           $185,824          $220,979
                                                       =======         =======           ========          ========
Percentage of net sales:
    Graphite electrode products  ..............           75.8%           72.3%              76.6%             73.3%
    Calcium carbide products  .................           24.2            27.7               23.4              26.7
                                                       -------         -------           --------          --------
          Total net sales  ....................          100.0%          100.0%             100.0%            100.0%
                                                       =======         =======           ========          ========
Gross profit as a percentage of segment net
  sales:
    Graphite electrode products  ..............           16.0%           13.9%              15.8%             18.2%
    Calcium carbide products  .................           11.7            16.8               11.5              16.6

Percentage of total net sales:
    Total gross profit  .......................           15.0%           14.7%              14.8%             17.8%
    Selling, general and administrative  ......            7.2             5.3                6.0               5.4
    Operating income (loss)  ..................            7.8           (42.8)               4.4              (4.8)
    Income (loss) before extraordinary loss ...            3.1           (29.3)               1.2              (4.4)

                                   ----------


         Net sales for the quarter ended April 30, 1999 were $58.3 million versus $72.8 million in the prior year comparable quarter. Graphite electrode product sales for the quarter ended April 30, 1999 were $44.2 million versus $52.6 million in the prior year comparable quarter. Calcium carbide product sales were $14.1 million versus $20.1 million in the prior year comparable quarter. Net sales for the nine months ended April 30, 1999 were $185.8 million versus $221.0 million in the prior year comparable period. For the nine months ended April 30, 1999, graphite electrode product sales decreased 12.1% to $142.3 million, while calcium carbide product sales decreased 26.3% to $43.5 million.

         Within the graphite electrode products segment, graphite electrode net sales were $31.9 million, a 20.7% decrease resulting from a 14.2% decrease in electrode shipments and a 7.5% decrease in average electrode prices. Graphite electrode shipments for the quarter ended April 30, 1999 were 25.8 million pounds versus 30.1 million pounds in last year's comparable period. Weakness in certain regions of the global economy had a negative impact on demand for electric arc furnace steel and, as a result, lower graphite electrode shipments and prices. Lower demand for electric arc furnace steel and, as a result, graphite electrode demand may continue for the next several quarters. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended April 30, 1999 were 60.0% and 40.0%, respectively, versus 56.8% and 43.2%, respectively, in last year's comparable quarter. Average domestic electrode prices during the quarter ended April 30, 1999 were down 10.3% from last year's comparable quarter while average foreign net prices were down 4.2% due in part to lower transactional prices overseas and as a result of a weaker U.S. dollar exchange rate. The continued strength of the U.S. dollar is expected to continue to have a negative impact on foreign price realization for the foreseeable future. Needle coke sales during the quarter ended April 30, 1999 were $6.9 million versus $6.0 million a year ago. A 54.4% increase in needle coke shipments more than offset a 26.1% decrease in needle coke prices. Needle coke shipments were unusually low in last year's third quarter due to the shutdown of Seadrift Coke, L.P. to install production expansion equipment. The decrease in needle coke prices was due primarily to the lower demand for graphite electrodes described above, which in turn has resulted in weakening demand for needle coke industry-wide. Graphite specialty product sales during the quarter ended April 30, 1999 were $5.4 million versus $6.3 million in the prior year comparable quarter. The decrease in sales was attributable to lower shipments of granular graphite.

         For the nine months ended April 30, 1999, graphite electrode sales were $100.1 million, a 17.6% decrease from the prior year comparable period resulting from a 12.9% decline in shipments and a 5.2% decline in electrode prices. Shipments of graphite electrodes for the nine months ended April 30, 1999 were
78.8 million pounds versus 90.5 million pounds in last year's comparable period. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the nine months ended April 30, 1999 were 55.9% and 44.1%, respectively, versus 54.2% and 45.8%, respectively, in the prior year comparable period. The domestic electrode price decreased 7.5% while the foreign electrode price decreased 2.5%. Needle coke sales for the nine months ended April 30, 1999 were $25.5 million versus $24.3 million in the prior year comparable period. The increase in needle coke sales was due to a 29.2% increase in needle coke shipments, partially offset by an 18.8% decrease in average needle coke prices. Graphite specialty product sales for the nine months ended April 30, 1999 were $16.7 million versus $16.1 million in the prior year comparable period, with the increase resulting from increased sales of bulk graphite.

         In November 1998, one of the Company's graphite customers, Dow Chemical Company, Inc. (Dow), announced its intention to permanently close its magnesium production facility in Freeport, Texas. The Company previously supplied Dow with all of its graphite anode needs under a long-term supply agreement. The cancellation of the supply agreement accounts for approximately 8 million pounds of graphite production capacity. In connection with the Company's cost savings program (discussed below), the Company has eliminated a significant amount of the costs associated with producing the graphite anodes previously supplied to Dow. With the weak demand for graphite electrodes, the Company does not believe that the graphite anodes previously supplied to Dow will be replaced with sales of electrodes or other graphite products for at least the next several quarters. The cancellation of this contract contributed to the decline in shipments of graphite electrodes for the quarter and nine months ended April 30, 1999.

         Within the calcium carbide product segment, pipeline acetylene sales for the quarter ended April 30, 1999 were $3.6 million versus $7.3 million in the prior year comparable quarter. The decrease was the result of a significant decrease in shipments to pipeline acetylene customers. International Specialty Products (ISP), the Company's largest pipeline acetylene customer, has indicated that they will replace purchases from the Company with material sourced from their European operations which may reduce their demand for the Company's acetylene by as much as 75% of their historical levels. This reduction in demand may be permanent. Partially offsetting the sales effect of the lower deliveries to pipeline acetylene customers was an increase in average pipeline acetylene prices resulting from the fixed cost component of the Company's acetylene supply contracts. Sales of calcium carbide for metallurgical applications of $5.3 million represented an 11.1% decrease from a year ago, primarily due to lower shipments. Weakness in domestic steel production by integrated steel producers, coupled with lower prices for magnesium (a substitute product) and selective promotion of magnesium over calcium carbide by a major distributor, resulted in the lower sales levels. Also, continued calcium carbide price competition for this application is expected to result in a further reduction in sales of calcium carbide for metallurgical applications. Calcium carbide for fuel gas applications totaled $3.4 million for the quarter ended April 30, 1999, a 33.5% decrease from a year ago resulting primarily from lower shipments. Net sales of calcium carbide products are expected to remain at these levels throughout the balance of fiscal 1999 and, potentially, beyond as a result of weak demand and increased price competition. All other calcium carbide product sales for the quarter ended April 30, 1999 totaled $1.8 million, unchanged as compared to a year ago.

         For the nine months ended April 30, 1999, pipeline acetylene sales were $13.2 million versus $22.2 million for the comparable period a year ago, a 40.5% decrease resulting from lower shipments. Sales of calcium carbide for metallurgical applications were $15.3 million, a 15.3% decrease from a year ago resulting primarily from lower shipments. Sales of calcium carbide for fuel gas applications were $10.9 million versus $15.0 million a year ago, with the decrease resulting from lower shipments and prices. All other calcium carbide product sales for the nine months ended April 30, 1999 totaled $4.1 million versus $3.7 million a year ago.

         Gross profit as a percentage of graphite electrode product sales for the quarter ended April 30, 1999 was 16.0% versus 13.9% in the prior year comparable quarter. The graphite electrode products gross margin in last year's third quarter was unusually low due to the Seadrift Coke, L.P. plant shutdown. Gross profit as a percentage of graphite electrode product sales for the nine months ended April 30, 1999 was 15.8% versus 18.2% in the prior year comparable period. The decrease in the gross margin for the nine months ended April 30, 1999 was the result of lower prices of graphite electrodes and needle coke and the decrease in shipments of graphite electrodes. In addition, depreciation and amortization was approximately $1.2 million and $3.4 million higher during the quarter and nine months ended April 30, 1999, respectively. Partially offsetting the effect of the above was a decline in decant oil costs, which were 17.5% and 20.7% lower during the current quarter and nine-month period, respectively.

         Gross profit as a percentage of calcium carbide product sales for the quarter ended April 30, 1999 was 11.7% versus 16.8% in the prior year comparable quarter. Gross profit as a percentage of calcium carbide product sales for the nine months ended April 30, 1999 was 11.5% versus 16.6% in the prior year comparable period. The decrease in the gross margin in both periods was the result of lower sales in the carbide business.

         In response to weak demand for many of the Company's products, the Company has initiated a comprehensive cost savings program. A component of this program is the closure of two high-cost graphite production facilities at the Company's St. Marys, Pennsylvania plant. This cost savings program, coupled with the commissioning of two major capital projects in the Company's graphite business in February 1999, will reduce staffing levels by approximately 280 employees Company wide, or approximately 22%, by the end of fiscal 1999. Cost reduction efforts instituted in response to the lower demand for pipeline acetylene by ISP will continue to take effect over the remainder of the current fiscal year. The Company is also attempting to lower raw material, transportation and other costs to help offset the negative effect of lower sales.

         Selling, general and administrative expenditures for the quarter ended April 30, 1999 were $4.2 million versus $3.8 million in the comparable quarter a year ago. The increase was the result of higher expenses associated with the Company's variable incentive compensation plans. This increase more than offset a reduction in general operating expenses during the current quarter which was the result of the Company's cost savings program. Selling, general and administrative expenditures for the nine months ended April 30, 1999 were $11.2 million versus $12.0 million in the comparable period a year ago. The decrease was primarily the result of the Company's cost saving programs.

         During the nine months ended April 30, 1999 and in connection with the Company-wide cost savings program, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, PA plant resulting in a 12% reduction in the Company's graphite electrode production capacity. The Company estimates that it is now capable of producing 110 million pounds of graphite electrodes per year. Other expense in the nine months ended April 30, 1999 represents an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs.

         Net interest expense for the quarter ended April 30, 1999 was $1.7 million, including $1.8 million of interest expense associated with the Company's revolving credit facility and $0.1 million in bank fees, less $0.2 million in capitalized interest. Net interest expense for the quarter ended April 30, 1998 was $1.2 million, including $1.5 million of interest expense associated with the revolving credit facility and $0.1 million in bank fees, less $0.4 million in capitalized interest. Net interest expense for the nine months ended April 30, 1999 was $4.7 million, including $5.6 million of interest expense associated with the Company's revolving credit facility and $0.2 million in bank fees, less $1.1 million in capitalized interest. Net interest expense for the nine months ended April 30, 1998 was $3.8 million, including $3.4 million of interest expense associated with the revolving credit facility, $1.5 million of interest expense associated with the 11.5% Senior Notes previously outstanding and $0.4 million in bank fees, less capitalized interest of $1.2 million and interest income of $0.3 million.

         The income tax provision for the quarter and nine months ended April 30, 1999 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 1999. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.

         As a result of a tender of the Company's Senior Notes and a related revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early extinguishment of debt during the nine months ended April 30, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the tender and the write off of unamortized deferred financing fees associated with the Senior Notes tendered and a revolving credit facility replaced in connection with the tender.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company is required to adopt SFAS #131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS #131) and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits -- an amendment to FASB Statements #87, #88 and #106" (SFAS #132) for its fiscal year ending July 31, 1999. SFAS #131 will require the Company to expand its disclosure of information on its reportable segments. SFAS #132 standardizes the disclosure requirements for pensions and other postretirement benefits.

         The Company is also required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for its fiscal year ending July 31, 2001. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet completed its evaluation of the financial accounting and reporting impact of SFAS #133.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         The Company's liquidity needs are primarily for capital expenditures, working capital (including potential antitrust settlements) and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects, including a $40 million project to install a longitudinal graphitizing facility. The

Company believes that its cash flows from operations and availability under its revolving credit facility should be sufficient to fund all of its currently planned liquidity needs through at least the expiration of its revolving credit facility in December 2003, although such liquidity needs may be adversely impacted by the terms and conditions of any settlements of pending antitrust claims. In the event these resources are not sufficient to fund the Company's planned capital expenditures, service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to refinance its revolving credit facility, obtain additional funding or further delay discretionary capital projects. If the Company were required to refinance its revolving credit facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

         In connection with the tender of substantially all of the Company's Senior Notes in fiscal 1998, the Company entered into an agreement with a consortium of banks led by PNC Bank for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). The 1997 Revolving Credit Facility was amended during the quarter ended April 30, 1999. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 1.125%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As of April 30, 1999, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.1%. Repayment of funds borrowed under the new credit agreement is not required until the expiration of the facility. The most restrictive covenants under the 1997 Revolving Credit Facility include a minimum Interest Coverage Ratio of 3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. Also, the Company must not exceed certain levels of leverage (Consolidated Total Indebtedness to EBITDA, as defined in the agreement) throughout the term of the facility. The 1997 Revolving Credit Facility is collateralized with receivables, inventory and substantially all of the Company's property, plant and equipment.

         The Company's Board of Directors have authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations, including the Company's liquidity needs. During the nine months ended April 30, 1999, the Company repurchased 414,200 shares of Common Stock at a total cost of $4.2 million. The Company has repurchased a total of 467,200 shares of Common Stock under the repurchase program at a total cost of $5.7 million. The Company is authorized to spend an additional $4.3 million under the repurchase program.


CASH FLOW INFORMATION

         Cash flow provided by operations for the quarter ended April 30, 1999 was $16.9 million. Cash inflows from net income plus non-cash items of $6.4 million were further increased by $10.5 million in net cash inflows from changes in working capital items, including an $8.0 million net cash inflow from reductions in accounts receivable and inventory and increases in accounts payable and accrued expenses. Major operating cash flow items during the quarter included $1.5 million in settlement payments and legal fees associated with the pending antitrust investigation, $1.7 million in net interest payments and a $2.3 million net income tax refund. Cash flow provided by operations for the nine months ended April 30, 1999 was $21.2 million. Cash inflows from net income plus non-cash items of $19.5 million, which includes the $5.2 million net charge for the graphite production facility closure, were further increased by a $1.7 million net cash inflow from changes in working capital items, including a $6.2 million net reduction in accounts receivable. Major cash outlays during the nine-month period included $6.8 million in settlement payments and legal fees associated with the pending antitrust investigation, $1.2 million in severance and other related costs associated with the St. Marys graphite production facility closure and $4.9 million in net interest payments.

         Investing activities for the quarter and nine months ended April 30, 1999 included $4.0 million and $10.0 million, respectively, in capital expenditures. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures. The Company believes that its future cash flow provided by operations and borrowings under its revolving credit facility will be adequate to fund its currently planned investing needs in the future.

         Cash flow used for financing activities for the quarter ended April 30, 1999 was $11.5 million, including a $6.0 million net repayment on the 1997 Revolving Credit Facility. Cash flow used for financing activities for the nine months ended April 30, 1999 was $9.8 million, including a $3.2 million net repayment of the 1997 Revolving Credit Facility and a $4.2 million outflow for funding the Company's share repurchase program.


OTHER ITEMS

ENVIRONMENTAL

         In the process of developing permit applications for facility upgrades at the Company's Niagara Falls, NY and St. Marys, PA graphite plants, the Company determined that certain parameters in its air permits do not reflect current operations. The Company is working to resolve this issue and has advised the appropriate state environmental authorities. The Company's plan to resolve this issue at its Niagara Falls, NY plant has been preliminarily approved by the State of New York environmental authority. This plan will require the Company to spend approximately $0.3 million in capital improvements to achieve resolution. With respect to the St. Marys, PA plant, the state has not threatened regulatory action or any intent to do so, nor has it requested the Company to develop a proposed plan of action at this time. It is not clear when the state would require the Company to address this matter. However, the cost of any remedial action or any fines (if assessed) could be material.


ST. MARYS LABOR CONTRACT

         During the quarter ending July 31, 1999, the Company and the union representing the hourly workforce at the Company's St. Marys, PA graphite plant reached a new collective bargaining labor agreement. The new agreement will expire in June 2001 and was reached on terms deemed satisfactory to the Company.


DIVIDEND OF PREFERRED SHARE PURCHASE RIGHTS

         In May 1999, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Common Stock. The dividend distribution was made on June 1, 1999 payable to stockholders of record on that date. The Preferred Share Purchase Rights are designed to ensure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights are not intended to prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Company's Board of Directors prior to attempting a takeover. The Preferred Share Purchase Rights plan was filed with the Securities and Exchange Commission under Form 8-K on June 1, 1999.


YEAR 2000 COMPLIANCE

         The Company is in the process of modifying, upgrading and replacing certain components of its computer software, operating systems and manufacturing process control systems to accommodate the Year 2000 changes required for correct recording of dates in the year 2000 and beyond. The Company has adopted a comprehensive Year 2000 compliance action plan that includes (i) inventorying all of its information technology (IT) systems, manufacturing process control systems and non-IT systems, (ii) assessing these systems and resources for Year 2000 compliance, (iii) remedying and replacing non-compliant systems, (iv) testing upgraded systems for compliance, and (v) developing contingency plans. The Company is in the final stages of its action plan and believes that its significant IT and non-IT systems will be Year 2000 compliant by July 31, 1999. The Company believes that its current plan will adequately address the Year 2000 issue and the Company does not expect to experience significant operational problems associated with Year 2000 compliance once its program is complete.

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

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the nine months ended April 30, 1999 that would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, April 17, 1998, May 14, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chapparrel Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs.

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. This case asserts substantially the same claims and seeks the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits.

         The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, SGL, Robert J. Koehler and Showa Denko have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have been ordered to pay fines in connection with those guilty pleas.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Antitrust Charge). The Company has entered into settlement agreements with purchasers representing approximately 27% of the domestic graphite electrode sales that are the subject of the antitrust claims. These agreements provide for additional payments to such purchasers under certain conditions. In addition, the Company may settle with various additional purchasers. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. Possible future settlements with other purchasers and the effect of such possible additional payments noted above (along with other liabilities, costs and expenses resulting from the antitrust matters, including the European Commission antitrust investigation and future developments) could result in aggregate costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of April 30, 1999. As of April 30, 1999, a $0.1 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
Item 6

EXHIBITS AND REPORTS ON FORM 8-K


                              A. INDEX TO EXHIBITS

10.29* Agreement between the Company (Electrode Unit) and Oil, Chemical and Atomic Workers International Union and Local Union Number 8-23516 dated January 25, 1999 (incorporated herein by reference from Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999)

10.32* The 1998 Stock-Based Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.32 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999)

10.33 Third Amendment to the Revolving Credit and Letter of Credit Issuance Agreement and Amendment to Revolving Credit Notes Among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, National Association, as the Issuing Bank and as the Agent for the Lenders dated April 30, 1999

27       Financial Data Schedule

* This exhibit has been previously filed with the Securities and Exchange Commission.



                             B. REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on June 11, 1999.

                     SIGNATURE                                                       TITLE
                /S/ WALTER B. FOWLER                     CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
----------------------------------------------------
                 (WALTER B. FOWLER)


               /S/ STEPHEN D. WEAVER                     VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER
----------------------------------------------------     (PRINCIPAL FINANCIAL OFFICER)
                (STEPHEN D. WEAVER)


                /S/ JEFFREY T. JONES                     CONTROLLER - CORPORATE FINANCE
----------------------------------------------------     (PRINCIPAL ACCOUNTING OFFICER)
                 (JEFFREY T. JONES)


                /S/ MICHAEL F. SUPON                     VICE PRESIDENT AND GENERAL MANAGER,
----------------------------------------------------     ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
                 (MICHAEL F. SUPON)


                /S/ ARARAT HACETOGLU                     VICE PRESIDENT AND GENERAL MANAGER,
----------------------------------------------------     CARBIDE PRODUCTS
                 (ARARAT HACETOGLU)


                  /S/ JIM J. TRIGG                       VICE PRESIDENT AND GENERAL MANAGER,
----------------------------------------------------     SEADRIFT COKE, L.P.
                   (JIM J. TRIGG)

                                INDEX TO EXHIBITS

10.29* Agreement between the Company (Electrode Unit) and Oil, Chemical and Atomic Workers International Union and Local Union Number 8-23516 dated January 25, 1999 (incorporated herein by reference from Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999)

10.32* The 1998 Stock-Based Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.32 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999)

10.33 Third Amendment to the Revolving Credit and Letter of Credit Issuance Agreement and Amendment to Revolving Credit Notes Among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, National Association, as the Issuing Bank and as the Agent for the Lenders dated April 30, 1999

27       Financial Data Schedule

* This exhibit has been previously filed with the Securities and Exchange Commission.