Form 10-K405
period 1999-07-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1999-10-26
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       -----------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

                       -----------------------------------

       Registrant's telephone number, including area code: (412) 562-3700


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

                       -----------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on September 24, 1999 was $48,114,056.

         As of the close of business on September 24, 1999 there were 8,337,842 shares of the Registrant's $0.01 par value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The information required under Part III is incorporated by reference to the Registrant's Proxy Statement and Notice of the Annual Meeting of Stockholders for 1999, which is to be filed within 120 days after July 31, 1999.

PART I

ITEM 1 BUSINESS

OVERVIEW

The Carbide/Graphite Group, Inc. (the Company or Registrant) is a major U.S. manufacturer of graphite electrode products and calcium carbide products. Graphite electrodes are used as conductors of electricity, and are consumed, in the electric arc furnace steel-making process common to all mini-mill steel producers. Calcium carbide and derivative products, primarily acetylene, are used in the manufacture of specialty chemicals, as a fuel in metal cutting and welding and for metallurgical applications such as iron and steel desulfurization. The Company is the only manufacturer of graphite electrodes that produces its own requirements of needle coke, the principal raw material used in the manufacture of graphite electrodes, and the Company sells needle coke to its competitors in the graphite electrode business. Net sales for the Company's graphite electrode products segment and calcium carbide products segment represented 76.5% and 23.5%, respectively, of consolidated net sales for fiscal 1999. Refer to Note 10 to the Company's consolidated financial statements for its fiscal year ended July 31, 1999 (incorporated by reference under Item 8 of this Form 10-K) for information regarding sales (including export sales), operating income and identifiable assets by reportable business segment.

     Weakness in certain regions of the global economy and its effect on the global demand for steel negatively impacted demand for many of the Company's products in fiscal 1999. Also, the relative strength of the U.S. economy and U.S. dollar resulted in an increased level of steel imports into the U.S., as foreign steel producers looked for markets to absorb excess production. This situation resulted in the further curtailment of steel production in the U.S., which is the most significant market for the Company's graphite electrodes and calcium carbide for metallurgical applications. As steel production declined in late 1998 and early 1999, demand for graphite electrodes, needle coke and calcium carbide for metallurgical applications was reduced significantly.

     In response to weak demand for many of its products, the Company initiated a comprehensive cost savings program during fiscal 1999. A component of this program is the closure of two high-cost graphite production units at the Company's St. Marys, Pennsylvania plant. This cost savings program, coupled with the commissioning of two major capital projects in the Company's graphite business in February 1999, reduced staffing levels by about 300 employees Company wide, representing a reduction in staffing of approximately 24%. The Company also achieved cost reductions in the areas of raw materials, utilities, transportation and professional services during fiscal 1999 in an effort to help offset the negative effect of lower sales. The Company will attempt to achieve further cost reductions in fiscal 2000.

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

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs.

     The Company has reached settlement agreements representing approximately 60% of domestic antitrust claims with the plaintiffs that filed lawsuits on March 30, 1998, May 14, 1998, May 28, 1998 and March 31, 1999 and other purchasers who had yet to file lawsuits. The Company has also reached agreements in principle representing an additional 36% of domestic antitrust claims with the class plaintiffs and the plaintiffs who filed the lawsuits on April 3, 1998, April 17, 1998, and June 17, 1998, subject to the negotiation of certain conditions and, with respect to the class plaintiffs, court approval. The settlement in principle with the class plaintiffs, which contemplates possible payments to certain foreign purchasers, would allow the Company to terminate any definitive settlement agreement if the claims of foreign purchasers who opt out of the class settlement exceed certain levels and would allow the class plaintiffs to terminate such settlement agreement if the Company's sales to certain foreign purchasers, as defined in the settlement agreement, exceed certain levels. Although various of the settlements are unique, in the aggregate they consist generally of current and deferred cash payments and, in a number of cases, provisions which provide for additional payments under certain circumstances ("most favored nations" provisions). In addition to the settlements discussed above, the Company may also settle with various additional purchasers.

     On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. On September 24, 1999, three Australian companies and one New Zealand company filed a complaint against the same parties as are named in the lawsuit filed on February 10, 1999. These cases assert substantially the same claims and seek the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits.

     The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert
J. Hart, SGL, Robert J. Koehler, Showa Denko and Tokai have agreed to plead or have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to or been ordered to pay fines and, in the case of Messrs. Krass and Hart, have agreed to serve prison sentences in connection with those guilty pleas or agreements to plead guilty.

     The Company has also advised the Commission of the European Communities (the European Commission) that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may reduce fines and other penalties if a company sufficiently cooperates with the European Commission. The Company understands that the European Commission will determine fines, if any, at the completion of its proceedings.

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

     During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7.0 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45.0 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure of agreements in principle to result in definitive settlement agreements, (e) the failure to satisfy the conditions to the class action settlement, and (f) adverse rulings or judgments in pending litigation, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of July 31, 1999, $23.6 million in antitrust settlements and costs had been paid. See "Liquidity and Capital Resources" under Item 7 of this Form 10-K.

GRAPHITE ELECTRODE PRODUCTS BUSINESS

Products and Markets

The Company's graphite electrode products business segment includes graphite electrodes, needle coke, bulk graphite, granular graphite (primarily from machine turnings) and other related miscellaneous sales. The following table presents the Company's net sales and percentage of segment sales within its graphite electrode products segment for fiscal 1999, by principal product category:

                                                                                         FISCAL 1999
                                                                    -----------------------------------------------
Product Category                                                      Net Sales                          % of Total
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

Graphite electrodes                                                    $130,182                                70.9%
Needle coke (third party sales)                                          31,833                                17.3
Bulk graphite                                                            12,750                                 6.9
Granular graphite                                                         7,155                                 3.9
Other                                                                     1,698                                 1.0
-------------------------------------------------------------------------------------------------------------------

  Total graphite electrode product net sales                           $183,618                               100.0%
-------------------------------------------------------------------------------------------------------------------

     Domestic sales of graphite electrode products are made primarily by the Company's direct sales force, consisting of seven salesmen for graphite electrodes and one salesman for other graphite products. This sales force is supported by five technical service personnel. International sales of electrodes are made through longstanding relationships with over twenty independent agents. Exports of graphite electrodes account for 40% to 50% of the Company's annual shipments of graphite electrodes and subject the Company to risks associated with fluctuations in foreign currency exchange rates. Most foreign currencies were weaker in relationship to the U.S. dollar during fiscal 1999 which negatively impacted foreign price realizations and operating results. The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure. In addition, the Company is attempting to shift sales to markets in which transactions are completed in U.S. dollars and to markets with foreign currencies that are not as weak. There can be no assurance that the Company's attempts to mitigate its exposure to foreign currency valuations will fully offset the negative effects of the strengthened U.S. dollar.

     During fiscal 1999, one of the Company's graphite customers, Dow Chemical Company, Inc. (Dow), announced its intention to permanently close its magnesium production facility in Freeport, Texas. The Company previously supplied Dow with all of its graphite anode needs under a long-term supply agreement. The cancellation of the supply agreement accounts for approximately 8 million pounds of graphite production capacity. In connection with the Company's cost savings program, the Company has eliminated a significant amount of the costs associated with producing the graphite anodes previously supplied to Dow. With the continued weak demand for graphite electrodes, the Company does not believe that the graphite anodes previously supplied to Dow will be replaced with sales of electrodes or other graphite products for at least the next several quarters. The cancellation of this contract contributed to the decline in shipments of graphite electrodes for fiscal 1999.

     The Company's needle coke affiliate, Seadrift Coke, L.P. (Seadrift) sold approximately 50% of its needle coke production to six other graphite electrode producers. As a result of a capacity expansion project at Seadrift, the Company's sales of needle coke to its competitors in the graphite electrode industry is expected to become a more significant component of the graphite electrode products segment in the future.

     In connection with the fiscal 1995 sale (the Specialty Products Sale) of the Company's graphite specialty products business (Specialty Products) to SGL Corp., the Company agreed to continue to produce graphite rods and plates (also known as bulk graphite), the majority of which were sold to SGL Corp. at prices approximating the Company's manufacturing cost under a supply agreement that expired in January 1998 (the SGL Supply Agreement). Sales to SGL Corp. under this contract in fiscal 1998 were $3.9 million versus $16.7 million in fiscal 1997. The Company also sells these bulk graphite rods and plates, and certain other graphite products, to other graphite specialty customers. The Company continues to pursue a strategy to increase its customer base for bulk graphite. While the Company believes that it will continue to sell bulk graphite to SGL Corp. and other bulk graphite customers, there can be no assurance that the Company will be able to sell quantities of bulk graphite equal to those sold while the SGL Supply Agreement was in effect. Bulk graphite sales to SGL Corp. and other graphite customers totaled $3.3 million and $9.4 million, respectively, in fiscal 1999. Granular graphite is primarily turnings from the machining of graphite electrodes and is used in a variety of industrial applications, including brake shoe materials and carbon additives for steel chemistry. In addition, the Company provides processing services, which include graphitizing baked rods.

     The steel industry, which constitutes the principal market for the Company's graphite electrodes and a major market for its calcium carbide for metallurgical applications, is highly cyclical. As a result, the Company's steel industry-related products will face periods of reduced demand, which, because of the generally high fixed costs of the Company's business, could result in substantial downward pressure on profitability. Weakness in certain regions of the global economy had a negative impact on demand for graphite electrodes, premium needle coke and calcium carbide for metallurgical applications in fiscal 1999 and has resulted in and is expected to continue to result in decreased shipments and/or average prices of graphite electrodes, needle coke and calcium carbide for metallurgical applications for the first half of fiscal 2000 and potentially beyond. Demand for and sales of graphite electrodes, needle coke and calcium carbide can also fluctuate from quarter to quarter due to such factors as scheduled plant shutdowns by customers, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases or decreases.

Manufacturing and Modernization

The Company's electrodes and other graphite products are manufactured at its facilities in Niagara Falls, New York and St. Marys, Pennsylvania. Both plants are equipped with facilities for milling, mixing, homogenizing and extruding; baking and rebaking; pitch impregnating; graphitizing; and machine finishing. The Company currently has the effective capacity to manufacture approximately 110 million pounds of electrodes and approximately 20 million pounds of bulk graphite annually.

     The Company manufactures all of its needle coke (the primary raw material for graphite electrodes) at its affiliate, Seadrift. The Company currently has the capacity to manufacture approximately 200,000 tons of needle coke annually, a 48% increase over previous levels as a result of a $22 million capital expansion and process modification project completed in fiscal 1998. Approximately 40% of Seadrift's capacity is used internally for the production of graphite electrodes. Needle coke is shipped from Seadrift largely by rail to the Company's St. Marys facilities and by rail, barge and overseas vessel to its third-party customers.

     The Company has completed a program to modernize certain components of its electrode manufacturing process (the Modernization Program). The primary objectives of the Modernization Program, which had a total cost of approximately $40 million, are the automation of labor intensive processes and the replacement of older equipment with new, state-of-the-art technology in order to reduce costs while improving electrode quality and consistency. A major aspect of the Modernization Program focused on the electrode forming processes, including the addition of equipment to automate the Company's sizing and weighing systems, and to enhance production capabilities by adding new needle coke preheaters, needle coke and pitch mixers as well as mix cooling/homogenization equipment. These improvements, with a total cost of approximately $32 million, are designed to reduce total labor requirements and minimize variations in the critical initial forming of the electrodes, resulting in better and more consistent electrode quality. This project also allows the Company to produce 28-inch electrodes. In addition, the Company has added three new computer-controlled machine tools used for electrode finishing in its Niagara Falls facility. At a cost of approximately $8 million, the machine tool system meets the highest electrode machining standard. The majority of the cost for the machine tool system is being financed under a long-term operating lease. Startup costs associated with the Modernization Program did not have a material impact on the Company's financial results for fiscal 1999.

CALCIUM CARBIDE PRODUCTS BUSINESS

Products and Markets

The Company's primary products in this segment are acetylene and calcium carbide for metallurgical applications such as iron and steel desulfurization and deoxidation. The following table presents the Company's net sales and percentage of segment sales within its calcium carbide products segment for fiscal 1999, by principal product category:

                                                                                         FISCAL 1999
                                                                      ---------------------------------------------
Product Category                                                      Net Sales                          % of Total
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

Acetylene:
  Pipeline acetylene                                                    $17,085                                30.2%
  Fuel gas applications                                                  14,056                                24.9
Metallurgical applications                                               19,679                                34.8
Other                                                                     5,692                                10.1
-------------------------------------------------------------------------------------------------------------------
  Total calcium carbide product net sales                               $56,512                               100.0%
-------------------------------------------------------------------------------------------------------------------


     The Company produces acetylene at its Louisville and Calvert City, Kentucky plants for pipeline delivery to three customers, International Specialty Products (ISP), Air Products and Chemicals, Inc. (Air Products) and E.I. duPont de Nemours & Company (DuPont), for use as a feedstock in the manufacture of specialty chemicals. Each of these customers has been supplied by the Company for over thirty years. Although relationships with these pipeline customers are long-standing, there can be no assurance that any of these customers will continue to operate their adjacent facility or require the Company's acetylene product. ISP, the Company's largest pipeline acetylene customer, in response to lower global demand and lower prices for some of its acetylene-based products, reduced their demand for the Company's acetylene during fiscal 1999 by as much as 75% of its historical levels. This reduction in demand may be permanent. Partially offsetting the sales effect of the lower deliveries to pipeline acetylene customers is an increase in average pipeline acetylene prices resulting from the volume/price structure of the Company's acetylene supply contracts.

     Calcium carbide is sold to industrial gas generators as a raw material for the production of cylinder acetylene, a fuel gas which is primarily used in the metal fabrication and construction industries. The acetylene distribution market is comprised of several large, national distributors of industrial gases with numerous generating locations, and a large number of small companies that serve their regional markets. The Company sells to both types of customers. The Company expects sales in this product line to remain flat in fiscal 2000.

     The Company sells calcium carbide for metallurgical applications, such as blast furnace hot metal desulfurization, foundry iron desulfurization and electric furnace slag conditioning and deoxidation. Most calcium carbide desulfurization products are finely ground and, together with several additives, are injected into baths of molten iron to reduce the sulfur content of the material. The Company continues to face increased competition in this product line, as well as weakness in the steel industry. The Company has formed new alliances which are expected to increase shipments. However, net sales are expected to be flat in fiscal 2000 and, potentially, beyond unless market conditions improve. The Company sells calcium carbide to major distributors which in turn supply carbide mixtures and a variety of ancillary services to steel mills for metallurgical applications.

     The Company markets calcium carbide products to all of its end customers through a sales force of three and through distributors, with technical service support from a staff of two. Sales to customers other than pipeline customers are made through purchase orders.

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

COMPETITION

Graphite Electrode Products

The Company's competition in graphite electrodes includes two major producers, UCAR and SGL, as well as a group of smaller, foreign producers, including Showa Denko, Tokai Carbon Co., Ltd. (of Japan), Nippon Carbon Co. Ltd. (of Japan) and ERFTcarbon AG (of Germany). Participants in the graphite electrode industry compete on the basis of service and product quality, reliability, efficiency and price.

     UCAR and SGL are market and price leaders, each having worldwide market shares ranging between 25% and 35%. Both maintain operations in various international markets. The Company is one of a small group of graphite electrode producers each having a worldwide market share of 5% to 7%. While the Company markets its graphite electrodes worldwide, it has no production facility outside of the United States and, accordingly, has significant transportation, duty cost and, at times, foreign currency exchange rate disadvantages relative to some of its competitors who have production facilities located in foreign markets.

     From time to time, graphite electrode manufacturers, including the Company, experience temporary declines in the quality of their graphite electrodes, sometimes resulting in customer credits and reimbursements. The Company continually evaluates and implements procedures to improve electrode quality and believes that its electrode performance meets the quality requirements of its customers. Moreover, the Modernization Program is intended to further enhance the Company's ability to consistently manufacture electrodes of acceptable quality. There can be no assurance, however, that temporary declines in electrode quality will not recur.

     Outside of Japan, there are currently only three needle coke producers:
Conoco, Inc. (Conoco), UNO-VEN Company (Uno-Ven) and Seadrift. Conoco is the largest needle coke producer and is the market leader, with annual capacity currently estimated by the Company to be 400,000 tons. Uno-Ven has a production capacity of approximately 100,000 tons per year and Seadrift's production capacity is currently approximately 200,000 tons per year. In Japan, there are four small producers, one of which is a Conoco affiliate, and two of which make a different type of coke from coal tar pitch. The Company believes the three Japanese producers (other than the Conoco affiliate) produce an aggregate of approximately 200,000 tons per year. Participants in the needle coke industry compete primarily on price and quality.

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

Calcium Carbide Products

The Company's primary competitor in the manufacture and marketing of calcium carbide in the United States and Canada is Elkem. Participants in the calcium carbide market compete on the basis of service and product quality, reliability, efficiency and price.

     The Company sells all of its acetylene to the adjacent specialty chemical plants of its pipeline customers. These plants are not supplied with acetylene by any source other than the Company, although certain pipeline acetylene customers have alternative production facilities producing the same end products for which they purchase acetylene from the Company. See "Calcium Carbide Products Business--Products and Markets." For many years, other, less expensive materials have competed with cylinder acetylene for use in the metal fabrication and construction industries. Acetylene has maintained its market position through its versatility and ease of use. Acetylene provides the hottest cutting flame of all the fuel gases and thus allows for faster, cleaner cutting operations.

     Calcium carbide for metallurgical applications competes with magnesium- and lime-based desulfurization products and lime spar. The commodity price of magnesium and the resultant price of magnesium-based desulfurizers affects the demand for calcium carbide-based desulfurization products. As previously mentioned, the Company is experiencing increased competition from substitute products which is expected to have a negative impact on sales and results in fiscal 2000 and, potentially, beyond.

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

     The cost of refinery decant oil is pegged to the U.S. Gulf Coast spot cargo barge prices for heavy fuel oil and, in certain cases, West Texas Intermediate crude oil. The Company regularly hedges oil costs by trading in futures contracts for crude oil and swap agreements for low sulfur fuel oil. The Company utilizes several suppliers of low sulfur decant oil in an effort to disperse the risk of availability to some degree. Prices and availability of low sulfur decant oil may be impacted by many factors, including world crude oil production and output, global demand for oil products and the production parameters of Seadrift's decant oil suppliers. While the Company believes that a sufficient amount of decant oil of an acceptable quality is currently readily available, there can be no assurance that Seadrift will be able to obtain an adequate quantity of suitable feedstocks at all times in the future or at acceptable prices.

     Electricity for graphitizing electrodes represents a major cost factor due to the large quantities of electricity needed to graphitize electrodes. At the Company's plant in Niagara Falls, electricity is supplied by the Power Authority of the State of New York at favorable, pre-determined prices under a contract that expires in 2006. The St. Marys plant is supplied electricity under a conventional power contract. Through an electricity co-generation process, Seadrift is a net power producer, resulting in only nominal electrical power costs for that facility. The Company purchases natural gas for heating kilns from either interstate natural gas carriers or from local gas well operators.

Calcium Carbide Products

Raw materials required for calcium carbide manufacture are lime, coke and large amounts of electricity for submerged arc electric furnaces. The Company believes that its raw materials are widely available at satisfactory prices. Both the Louisville and Calvert City plants are supplied electricity under conventional power contracts.

EMPLOYEES

The Company employed 965 people as of July 31, 1999. At July 31, 1999, the Company employed 704 people in its graphite electrode products segment; of which 39% were salaried and 61% were paid hourly. Seadrift is staffed entirely with salaried personnel. At July 31, 1999, there were 244 people in the calcium carbide segment; of which 19% were salaried and 81% were paid hourly. At July 31, 1999, the Company employed 17 people in its corporate function, all of whom were salaried employees.

     The Company has various labor agreements with unions representing its hourly work force. Within the graphite electrode products business, the St. Marys labor agreement was renegotiated and became effective in June 1999. The new agreement will expire in June 2001. This agreement was negotiated to terms deemed satisfactory to the Company. The Niagara Falls labor agreement expires in January 2004. Within the calcium carbide products business, the Louisville and Calvert City agreements will expire in July 2001 and February 2001, respectively. The Company believes that its relationships with the unions are stable. However, there can be no assurance that new agreements will be reached when the current agreements expire without union action or will be on terms satisfactory to the Company.

PATENTS AND TRADEMARKS

The Company does not believe that any of its patents, patent applications or trademarks are material to its business or operations.

ENVIRONMENTAL COMPLIANCE

In connection with the agreement under which the Company acquired its operating assets from The BOC Group, plc (BOC) (the Asset Acquisition), BOC agreed to indemnify the Company, its successors and assigns, against certain liabilities, to the extent not disclosed and expressly excluded from the indemnity, arising from (i) pre-closing operations of its former divisions (regardless of whether such liabilities arose during or before BOC's ownership thereof); (ii) assets transferred to the Company pursuant to the Asset Acquisition; and (iii) pre-closing activities conducted at the real property and leased premises transferred to the Company pursuant to the Asset Acquisition (the BOC Environmental Indemnity Agreement). Such indemnification includes certain liabilities arising out of the use, generation, transportation, storage, treatment, release or disposal of hazardous materials; the violation of any environmental regulations; or any claim or cause of action to the effect that the Company is responsible or liable for acts or omissions of BOC concerning hazardous materials. Under the indemnity, the Company is required to pay 20% of the first $2.5 million of costs relating to such environmental claims or liabilities. Thereafter, BOC is responsible for all of such liabilities. The BOC indemnity survives for all covered claims brought within 15 years after closing of the Asset Acquisition, which occurred in July 1988. A number of identifiable costs at the time of the Asset Acquisition, such as the need for certain pollution control equipment, receipt of certain discharge permits and the need for continued operation and maintenance of a landfill used exclusively by the Company at its St. Marys facility, were disclosed by BOC and were excluded from the indemnification. The Company has installed much of the pollution control equipment and received the discharge permits excluded from the BOC indemnity. If any of the pollution control equipment excluded from the BOC indemnity is required in the future for reactivation of production equipment or increases in capacity, the costs related thereto are not believed by the Company to be material.

     In connection with the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environment costs in excess of an aggregate $100,000 threshold up to a maximum exposure of $6.0 million for a five-year period. In addition, with respect to the Company's former subsidiary, Speer Canada, Inc., sold pursuant to the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environmental costs, in excess of a $100,000 threshold, relating to such former subsidiary's operations prior to the consummation of the Specialty Products Sale, up to a maximum exposure of $1.5 million. As of July 31, 1999, no environmental claims have been submitted for indemnification by SGL Corp.

     During fiscal 1999, the Company completed an environmental compliance audit
(ECA) of all five of its operating facilities. Such ECA was completed by an independent, experienced environmental consulting firm to assess the compliance status of each facility. In addition to the compliance objectives, the ECA evaluated the effectiveness of the existing management systems as well as the risks associated with management practices related to the use, storage, and disposal of regulated and non-regulated materials. All areas of non-compliance identified by the ECA have been corrected and the Company is in the process of implementing suggestions to achieve best management practices in an effort to maintain and improve environmental performance. None of the areas of non-compliance identified by the ECA were deemed to be material.

     The Clean Air Act was amended in 1990 (including Title V). The Clean Air Act has resulted and will continue to result in revisions to state implementation plans which may necessitate the installation of additional controls for certain of the Company's emission sources. The Company's Title V applications for its five production facilities are in various stages of completion.

     In the process of developing permit applications for facility upgrades at the Company's Niagara Falls, NY and St. Marys, PA graphite plants, the Company determined that certain parameters in its air permits do not reflect current operations. The Company is working to resolve this issue and has advised the appropriate state environmental authorities. The Company's plan to resolve this issue at its Niagara Falls, NY plant was approved by the State of New York environmental authority. This plan required the Company to spend approximately $0.3 million in capital improvements to achieve resolution. With respect to the St. Marys, PA plant, the Company is in the process of preparing a proposed plan of action to achieve resolution of this issue. Such plan of action will include the installation and ongoing operation of an air emissions scrubbing unit. A preliminary cost estimate for this unit is approximately $3 million installed, plus $0.5 million per year in ongoing cash operating costs. The Company believes that certain costs are subject to reimbursement under the BOC Environmental Indemnity Agreement. It is unclear whether or not the state will levy a fine in connection with this issue.

     During fiscal 1999, the Company spent approximately $1.3 million on capital expenditures in order to comply with environmental laws and regulations (which expenditures are included in the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K as additions to property, plant and equipment). During fiscal 2000, the Company expects to spend approximately $2.4 million for such projects.

ITEM 2 PROPERTIES

The Company maintains its corporate headquarters at One Gateway Center, Pittsburgh, Pennsylvania under a lease with an initial term expiring on December 31, 1999. A new lease has been entered into by the Company for the same property that begins on January 1, 2000 and has an expiration of June 30, 2003.

     The Company has the following additional properties, which are owned or leased, as indicated:

                                                                                                       Area
                                                                                               (approximate             Owned
Location                                                                              Use       square feet)        or Leased
-----------------------------------------------------------------------------------------------------------------------------

Graphite electrode products facilities:
  Niagara Falls, New York                                                      Electrodes          1,000,000            Owned
  St. Marys, Pennsylvania                                                      Electrodes            742,000            Owned
  Seadrift, Texas                                                             Needle coke            743,000            Owned
Calcium carbide products facilities:
  Calvert City, Kentucky                                                 Carbide products            150,000            Owned
  Louisville, Kentucky                                                   Carbide products            200,000            Owned
  Louisville, Kentucky                       Carbide sales, technical and finance offices              6,000           Leased
-----------------------------------------------------------------------------------------------------------------------------


     Pursuant to the Specialty Products Sale, SGL Corp. acquired a discrete portion of the Company's St. Marys facility. The Company and SGL Corp. share common steam services in St. Marys. In addition, the Company leases to SGL Corp. a portion of a building and certain parking lot space at its facility in Niagara Falls pursuant to a lease expiring in January 2000.

     The Company owns all of its major manufacturing facilities. The Company believes that its plants and facilities, which are of varying ages and types of construction, are generally in satisfactory condition.

     Many of the Company's operations are conducted at extremely high temperatures, exceeding 5,000 degrees Fahrenheit in the case of electrode graphitizing. In some facilities, a maintenance "turnaround" is conducted annually; in other facilities, major maintenance is conducted on an ongoing basis. Maintenance expenditures, which are expensed as incurred, amounted to approximately $29.3 million, $37.7 million and $37.5 million for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.


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

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR, SGL Corp. and SGL as the Named Defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko. Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs.

     The Company has reached settlement agreements representing approximately 60% of domestic antitrust claims with the plaintiffs that filed lawsuits on March 30, 1998, May 14, 1998, May 28, 1998 and March 31, 1999 and other purchasers who had yet to file lawsuits. The Company has also reached agreements in principle representing an additional 36% of domestic antitrust claims with the class plaintiffs and the plaintiffs who filed the lawsuits on April 3, 1998, April 17, 1998, and June 17, 1998, subject to the negotiation of certain conditions and, with respect to the class plaintiffs, court approval. The settlement in principle with the class plaintiffs, which contemplates possible payments to certain foreign purchasers, would allow the Company to terminate any definitive settlement agreement if the claims of foreign purchasers who opt out of the class settlement exceed certain levels and would allow the class plaintiffs to terminate such settlement agreement if the Company's sales to certain foreign purchasers, as defined in the settlement agreement, exceed certain levels. Although various of the settlements are unique, in the aggregate they consist generally of current and deferred cash payments and, in a number of cases, provisions which provide for additional payments under certain circumstances ("most favored nations" provisions). In addition to the settlements discussed above, the Company may also settle with various additional purchasers.

     On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. On September 24, 1999, three Australian companies and one New Zealand company filed a complaint against the same parties as are named in the lawsuit filed on February 10, 1999. These cases assert substantially the same claims and seek the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits.

     The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert
J. Hart, SGL, Robert J. Koehler, Showa Denko and Tokai have agreed to plead or have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to or been ordered to pay fines and, in the case of Messrs. Krass and Hart, serve prison sentences, in connection with those guilty pleas or agreements to plead guilty.

     The Company has also advised the European Commission that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may reduce fines and other penalties if a company sufficiently cooperates with the European Commission. The Company understands that the European Commission will determine fines, if any, at the completion of its proceedings.

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

     During fiscal 1998, the Company recorded the Initial Antitrust Charge, a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters. During fiscal 1999, the Company recorded the Supplemental Antitrust Charge, an additional $7.0 million charge ($4.5 million after expected tax benefits) for such potential liabilities. The combined $45.0 million Antitrust Charge represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure of agreements in principle to result in definitive settlement agreements, (e) the failure to satisfy the conditions to the class action settlement, and (f) adverse rulings or judgments in pending litigation, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of July 31, 1999, $23.6 million in antitrust settlements and costs had been paid. See "Liquidity and Capital Resources" under Item 7 of this Form 10-K.

     The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of July 31, 1999, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

This item is not applicable to the Registrant for this Annual Report on Form
10-K.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System. The following tables provide information regarding the high and low prices at which the Company's Common Stock traded for each of the quarterly periods in the fiscal years ended July 31, 1999 and 1998.


QUARTERLY STOCK INFORMATION

Year Ended July 31, 1999                                                                   High                 Low
-------------------------------------------------------------------------------------------------------------------

First                                                                                      $21 5/8          $ 7 3/4
Second                                                                                      17 1/8           10 3/4
Third                                                                                       13 11/16          9 3/8
Fourth                                                                                      15               11
-------------------------------------------------------------------------------------------------------------------
  Fiscal Year                                                                              $21 5/8          $ 7 3/4
===================================================================================================================


Year Ended July 31, 1998                                                                   High                 Low
-------------------------------------------------------------------------------------------------------------------

First                                                                                      $39 15/16        $28 1/2
Second                                                                                      39 1/8           33
Third                                                                                       37               28 1/2
Fourth                                                                                      34 1/8           20
-------------------------------------------------------------------------------------------------------------------
  Fiscal Year                                                                              $39 15/16        $20
===================================================================================================================


     No cash Common Stock dividends were declared during fiscal 1999 or fiscal 1998. The Company estimates that as of September 24, 1999, there were 83 record holders and approximately 1,800 beneficial holders of its Common Stock.

DIVIDEND OF PREFERRED SHARE PURCHASE RIGHTS

In fiscal 1999, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Common Stock. The dividend distribution was made on June 1, 1999 payable to stockholders of record on that date. The Preferred Share Purchase Rights are designed to ensure that all of the Company's stockholders receive fair and equal treatment in the event of certain takeovers of the Company. The Rights are not intended to prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Company's Board of Directors prior to attempting a takeover.

ITEM 6 SELECTED FINANCIAL DATA


Year Ended July 31,                              1999            1998            1997            1996          1995
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts,
percentages and pricing information)

STATEMENTS OF OPERATIONS DATA(1)(2):
Net sales                                    $240,130        $293,751        $289,586        $259,394      $241,456
Cost of goods sold                            202,888         242,535         235,401         214,396       198,160
Selling, general and administrative            14,925          14,884          16,031          14,609        16,247
Early retirement/severance charge(3)               --              --           1,100              --            --
Other expense (income)(4)                      15,043          38,000              --            (308)       (3,358)
-------------------------------------------------------------------------------------------------------------------

Operating income (loss)                         7,274          (1,668)         37,054           30,697       30,407
Interest expense, net                           6,617           5,130           7,894            9,073       10,518
Special financing expenses                         --              --              --              889          357
Provision (benefit) for income taxes              259          (1,729)         10,732            6,416        7,206
-------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
   and before extraordinary loss             $    398        $ (5,069)       $ 18,428        $  14,319    $  12,326
-------------------------------------------------------------------------------------------------------------------
Per share income (loss) from
  operations and before extraordinary loss
  applicable to common stock:
  Basic                                      $   0.05        $  (0.58)       $   2.16         $   1.90     $   2.00
  Diluted                                        0.05           (0.58)           2.09             1.67         1.59
BALANCE SHEET DATA (AT PERIOD END):
Working capital                              $ 75,604        $ 70,129        $100,825         $104,825     $106,449
Property, plant and equipment, net            130,342         137,603          87,653           65,177       58,370
Total assets                                  274,416         289,099         235,860          212,870      214,409
Long-term debt                                110,500         110,232          80,035           81,763      110,000
Stockholders' equity                           81,317          84,814          96,209           74,808       43,012
OTHER OPERATING DATA(2):
Gross profit margin percentage                   15.5%           17.4%           18.7%            17.3%        17.9%
Operating income (loss) margin percentage         3.0            (0.6)           12.8             11.8         12.6
EBITDA(5)                                    $ 40,420        $ 50,708        $ 49,354         $ 39,560     $ 35,371
Depreciation and amortization(5)               18,103          14,376          11,200            9,171        8,322
Capital expenditures(6)                        15,532          64,306          33,765           15,670       10,526
Quantity of graphite electrodes sold
  (in thousands of pounds)                    104,035         119,307         110,293          105,279      100,775
Graphite electrode average
  net price per pound                        $   1.25        $   1.34        $   1.34         $   1.28     $   1.19
-------------------------------------------------------------------------------------------------------------------

(1)  Excludes the historical operating results of Specialty Products.

(2) Certain amounts reported in previous years have been reclassified to conform with current year presentation.

(3) Represents costs associated with the retirement of two executives in fiscal 1997.

(4) Represents expense related to facility closure activities in fiscal 1999, expenses related to the Antitrust Reserve in fiscal 1999 and 1998 and income related to a long-term contract for the construction of a graphite electrode plant in the People's Republic of China (the China Contract) in fiscal years 1996 and 1995.

(5) EBITDA is defined as operating income before depreciation and amortization, early retirement/severance charges and other expense and income. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. However, management believes that EBITDA is an appropriate measure of the Company's ability to service its cash requirements. Depreciation and amortization included in the computation of EBITDA includes amortization of certain intangibles and does not include depreciation and amortization related to Specialty Products.

(6) Prior to fiscal 1996, includes capital expenditures related to Specialty Products.

No cash Common Stock dividends were declared or paid during the five-year period ended July 31, 1999.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW OF RESULTS

The Company's earnings from operations for the fiscal year ended July 31, 1999 were $0.4 million, or $0.05 per share, versus a loss of $5.1 million, or $0.58 per share, for the fiscal year ended July 31, 1998 and earnings of $18.4 million, or $2.09 per share, for the fiscal year ended July 31, 1997. During fiscal 1999 and fiscal 1998, the Company recorded net charges of $4.5 million and $25.0 million, respectively, representing the Antitrust Charge. Also during fiscal 1999, the Company recorded an $8.0 million pre-tax charge ($5.2 million net of tax benefits) to provide for the closure of certain graphite production facilities (the Closure Charge). Excluding the effects of these charges, earnings from operations for fiscal 1999 and 1998 were $10.2 million, or $1.21 per share, and $19.9 million, or $2.24 per share, respectively.

     Extraordinary losses resulting from the early retirement of the Senior Notes (as herein defined) during the fiscal years presented reduced the Company's net results to an $11.5 million loss, or $1.32 per share, for fiscal 1998 and net income of $18.3 million, or $2.07 per diluted share, for fiscal 1997.

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

Year Ended July 31,                                                        1999               1998             1997
-------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)

Net sales:
  Graphite electrode products                                          $183,618           $215,767         $210,045
  Calcium carbide products                                               56,512             77,984           79,541
-------------------------------------------------------------------------------------------------------------------
  Total net sales                                                      $240,130           $293,751         $289,586
===================================================================================================================

Percentage of net sales:
  Graphite electrode products                                              76.5%              73.5%            72.5%
  Calcium carbide products                                                 23.5               26.5             27.5
-------------------------------------------------------------------------------------------------------------------
  Total percentage of net sales                                           100.0%             100.0%           100.0%
===================================================================================================================

Gross profit as a percentage of segment net sales:
  Graphite electrode products                                              16.4%              18.0%            19.9%
  Calcium carbide products                                                 12.6               15.9             15.6
Percentage of total net sales:
  Total gross profit                                                       15.5%              17.4%            18.7%
  Selling, general and administrative                                       6.2                5.0              5.5
  Operating income (loss)                                                   3.0               (0.6)            12.8
  Income (loss) from operations                                             0.2               (1.7)             6.4
  Net income (loss)                                                         0.2               (3.9)             6.3
-------------------------------------------------------------------------------------------------------------------


FISCAL 1999 VERSUS FISCAL 1998

Net sales for fiscal 1999 were $240.1 million versus $293.8 million in fiscal 1998, an 18.3% decrease. Graphite electrode product net sales declined 14.9% to $183.6 million, while calcium carbide product net sales declined 27.5% to $56.5 million.

     Within the graphite electrode products segment, graphite electrode net sales were $130.2 million, representing an 18.6% decrease resulting from a 12.8% decrease in electrode shipments and a 6.7% decrease in average electrode prices. Graphite electrode shipments for fiscal 1999 totaled 104.0 million pounds versus
119.3 million pounds in fiscal 1998. Weakness in certain regions of the global economy had a negative impact on demand for electric arc furnace steel and, as a result, lower graphite electrode shipments and prices during fiscal 1999. Lower demand for electric arc furnace steel and, as a result, graphite electrode demand may continue for the next several quarters. Domestic and foreign electrode shipments as a percentage of total electrode shipments for fiscal
1999 were 57.7% and 42.3%, respectively, versus 55.7% and 44.3%, respectively, in fiscal 1998. Average domestic electrode prices during fiscal 1999 were down 9.6% from fiscal 1998 due to lower electric arc furnace steel production in the U.S. market. Average foreign net prices were down 3.4% due to lower transactional prices overseas and as a result of an unfavorable U.S. dollar exchange rate. The strong U.S. dollar versus most European currencies is expected to continue to have a negative impact on foreign price realizations for the foreseeable future. Needle coke sales during fiscal 1999 decreased 6.1% to $31.8 million. A 15.9% increase in needle coke shipments was more than offset by a 19.0% decrease in needle coke prices. The decrease in needle coke prices was due primarily to the lower demand for graphite electrodes described above, which in turn has resulted in weakening demand for needle coke industry-wide. Graphite specialty product sales during fiscal 1999 were essentially flat at $21.6 million, although a 37.5% increase in higher-margin bulk graphite sales essentially offset a 25.9% reduction in lower-margin granular graphite sales.

     During fiscal 1999, one of the Company's graphite customers, Dow, announced its intention to permanently close its magnesium production facility in Freeport, Texas. The Company previously supplied Dow with all of its graphite anode needs under a long-term supply agreement. The cancellation of the supply agreement accounts for approximately 8 million pounds of graphite production capacity. In connection with the Company's cost savings program (discussed below), the Company has eliminated a significant amount of the costs associated with producing the graphite anodes previously supplied to Dow. With the continued weak demand for graphite electrodes, the Company does not believe that the graphite anodes previously supplied to Dow will be replaced with sales of electrodes or other graphite products for at least the next several quarters. The cancellation of this contract contributed to the reported decline in shipments of graphite electrodes for fiscal 1999.

     Within the calcium carbide product segment, pipeline acetylene sales for fiscal 1999 declined 40.8% to $17.1 million. The decrease was the result of a significant decrease in shipments to pipeline acetylene customers. ISP, the Company's largest pipeline acetylene customer, in response to lower global demand and lower prices for some of its acetylene-based products, reduced their demand for the Company's acetylene during fiscal 1999 by as much as 75% of its historical levels. This reduction in demand may be permanent. Partially offsetting the sales effect of the deliveries to pipeline acetylene customers was an increase in average pipeline acetylene prices resulting from the price/volume structure of the Company's acetylene supply contracts. Sales of calcium carbide for metallurgical applications of $19.7 million represented a 17.0% decrease from fiscal 1998, primarily due to lower shipments. Weakness in domestic steel production by integrated steel producers, coupled with lower prices for magnesium (a substitute product) and selective promotion of magnesium over calcium carbide by a major distributor, resulted in the lower sales levels. Calcium carbide for fuel gas applications totaled $14.1 million for fiscal 1999, a 29.8% decrease from fiscal 1998 resulting primarily from lower shipments. Net sales of calcium carbide products are expected to remain at these levels throughout fiscal 2000 and, potentially, beyond as a result of weak demand and lower prices. All other calcium carbide product sales for fiscal 1999 increased slightly to $5.7 million as a result of increased shipments of electrode paste.

     Gross profit as a percentage of graphite electrode product sales for fiscal 1999 was 16.4% versus 18.0% in fiscal 1998. The decrease in the gross margin was the result of lower prices of graphite electrodes and needle coke and the decrease in shipments of graphite electrodes. In addition, depreciation and amortization increased approximately $4.0 million in fiscal 1999, which alone negatively impacted the gross margin by 2.2%. Partially offsetting the effect of the above was a decline in net decant oil costs, which were 12.4% lower during fiscal 1999. An increase in decant oil costs experienced in early fiscal 2000 may have a negative impact on the Company's gross margin if the higher oil costs continue for an extended period of time or if the Company is unable to realize needle coke price increases in fiscal 2000. The Company's commodity hedging program will mitigate the increase in oil costs to some degree in fiscal 2000. Gross profit as a percentage of calcium carbide product sales for fiscal 1999 was 12.6% versus 15.9% in fiscal 1998. The decrease in the gross margin was the result of lower sales in the carbide business.

     In response to weak demand for many of the Company's products, the Company initiated a comprehensive cost savings program. A component of this program is the closure of two high-cost graphite production facilities at the Company's St. Marys, PA plant. This cost savings program, coupled with the commissioning of two major capital projects in the Company's graphite business in February 1999, reduced staffing levels by approximately 300 employees

Company wide, representing a reduction in staffing of approximately 24%. The Company also achieved cost reductions in the areas of raw materials, utilities, transportation and professional services during fiscal 1999 in an effort to help offset the negative effect of lower sales. The Company expects to achieve further cost reductions in fiscal 2000.

     Selling, general and administrative expenditures for fiscal 1999 were $14.9 million, unchanged as compared to fiscal 1998. An increase in expenses associated with the Company's variable incentive compensation plans was essentially offset by a reduction in general operating expenses, which was the result of the Company's cost savings program.

     During fiscal 1999 and in connection with the Company's cost savings program discussed above, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, PA plant resulting in a 12% reduction in the Company's graphite electrode production capacity. The Company estimates that it is capable of producing 110 million pounds of graphite electrodes per year after the facility closure. Other expense in fiscal 1999 includes the Closure Charge. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs. Essentially all of these costs were funded in fiscal 1999. Other expense for fiscal 1999 also includes the $7.0 million Supplemental Antitrust Charge.

     Net interest expense for fiscal 1999 was $6.6 million, including $7.4 million of interest expense associated with the Company's revolving credit facility and $0.3 million in bank fees, less $1.1 million in capitalized interest associated with the Modernization Program. Net interest expense for fiscal 1998 was $5.1 million, including $5.2 million of interest expense associated with the revolving credit facility, $1.5 million of interest expense associated with the 11.5% Senior Notes due 2003 (the Senior Notes) previously outstanding and $0.4 million in bank fees, less capitalized interest of $1.7 million and interest income of $0.3 million.

     The effective tax rate for fiscal 1999 was 39.4%. The effective rate differs from the federal statutory rate due primarily to state taxes and non-deductible expenses, offset by benefits derived from the Company's foreign sales corporation.

     As a result of a tender of the Company's Senior Notes in fiscal 1998 (the Tender) and a related revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early extinguishment of debt during fiscal 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write-off of unamortized deferred financing fees associated with the Senior Notes tendered and a revolving credit facility replaced in connection with the Tender.


FISCAL 1998 VERSUS FISCAL 1997

Net sales for fiscal 1998 were $293.8 million versus $289.6 million in fiscal 1997, representing a 1.4% increase. Graphite electrode product sales increased 2.7% to $215.8 million, while calcium carbide product sales decreased 2.0% to $78.0 million.

     Within the graphite electrode products segment, graphite electrode net sales for fiscal 1998 were $160.0 million, representing an 8.7% increase over fiscal 1997 as a result of an 8.2% increase in shipments. Graphite electrode shipments in fiscal 1998 totaled 119.3 million pounds. Domestic and foreign electrode shipments as a percentage of total electrode shipments for fiscal 1998 were 55.7% and 44.3%, respectively, versus 53.2% and 46.8%, respectively, in fiscal 1997. The average net price for graphite electrodes for fiscal 1998 was $1.34 per pound, unchanged as compared to fiscal 1997. A 4.8% decrease in the foreign net price of graphite electrodes, which resulted primarily from the continued strengthening of the U.S. dollar against foreign currencies, was offset by a 3.5% increase in the domestic net price and the improved domestic/foreign sales mix. Needle coke sales for fiscal 1998 were $33.9 million versus $28.6 million in fiscal 1997, with the increase resulting from a 13.8% increase in shipments and a 4.1% increase in the average selling price of needle coke. Needle coke shipments were up substantially over fiscal 1997 due to increased production capacity at the Company's affiliate, Seadrift. Graphite specialty product sales during fiscal 1998 totaled $21.9 million versus $34.2 million in fiscal 1997. The decrease in sales was principally the result of the expiration of the SGL Supply Agreement. The contract expired in January 1998.

     Within the calcium carbide products segment, pipeline acetylene sales were $28.9 million in fiscal 1998, a 4.7% increase over fiscal 1997 resulting from a 5.4% increase in pipeline acetylene deliveries. Sales of calcium carbide for metallurgical applications were $23.7 million, a 3.8% decrease from fiscal 1997 resulting from a 1.9% decline in shipments and a 1.9% decrease in prices. Sales of calcium carbide for fuel gas applications totaled $20.0 million, a 5.6% decrease resulting from a 4.2% decrease in shipments and a 1.4% decrease in prices. All other calcium carbide products net sales totaled $5.4 million for fiscal 1998, a decrease of 11.8% resulting primarily from lower shipments of electrically calcined anthracite coal.

     Gross profit as a percentage of graphite electrode product sales for fiscal 1998 was 18.0% versus 19.9% in fiscal 1997. The decrease in the gross margin resulted primarily from the disruption in production of needle coke which resulted from the extended plant shutdown to install and start-up new equipment at the Company's affiliate, Seadrift. In addition, depreciation and amortization increased 32.6% during fiscal 1998 to $12.4 million as a result of the Company's capital expenditures during fiscal years 1998 and 1997. The negative impact from the extended shutdown and higher depreciation charge more than offset the benefits of increased needle coke and graphite electrode sales volumes and improved needle coke prices during fiscal 1998. In addition, the cost of decant oil, the primary raw material in the production of needle coke, during the fiscal year ended July 31, 1998 was approximately 11% lower as compared to fiscal 1997, which contributed positively to the gross margin. Gross profit as a percentage of calcium carbide product sales for fiscal 1998 was 15.9% versus 15.6% in fiscal 1997. The increase was primarily the result of lower operating costs during fiscal 1998.

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

     During fiscal 1998, the Company recorded the Initial Antitrust Charge, a $38 million pre-tax charge ($25 million after expected tax benefits), classified as "other expense" in the consolidated statement of operations for the fiscal year ended July 31, 1998, for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with pending antitrust matters.

     Net interest expense for fiscal 1998 was $5.1 million, including $5.2 million of interest expense associated with the Company's revolving credit facility, $1.5 million in interest expense associated with the Senior Notes and $0.4 million in amortization and bank fees. These interest expense items were reduced by $1.7 million in capitalized interest associated with the Company's Modernization Program projects and $0.3 million in interest income. Net interest expense for fiscal 1997 was $7.9 million, including $9.4 million in interest expense associated with the Senior Notes and $0.3 million in amortization. These interest expense items were reduced by $0.5 million in capitalized interest and $1.5 million in interest income in fiscal 1997.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) #131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" for its fiscal year ended July 31, 1999. The Company is required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" for its fiscal year ending July 31, 2001. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet completed its evaluation of the financial accounting and reporting impact of SFAS #133.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs are primarily for capital expenditures, working capital (including antitrust settlements) and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects. The Company estimates that it will spend approximately $15 million in capital improvements during fiscal 2000. Such spending may include non-discretionary capital for environmental upgrades. Also, the Company presently believes that it will fund approximately $20 million in antitrust settlements during fiscal 2000.

     The Company believes that its cash flows from operations and availability under its revolving credit facility should be sufficient to fund all of its currently planned liquidity needs through at least the expiration of its revolving credit facility in December 2003. However, the terms and conditions of any settlements of pending antitrust claims may adversely impact such liquidity needs. In addition, the Company's expected cash flows from operations could be negatively impacted if weak demand for the Company's products experienced in fiscal 1999 or increased oil costs experienced in early fiscal 2000 continues for an extended period of time. In the event these resources are not sufficient to fund the Company's planned capital expenditures, service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to refinance or renegotiate its revolving credit facility, obtain additional funding or further delay discretionary capital projects. If the Company were required to refinance or renegotiate its revolving credit facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that sources of funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

     In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for a $150 million revolving credit facility with a $15 million sublimit for letters of credit which will expire in December 2003 (as amended, the 1997 Revolving Credit Facility). The 1997 Revolving Credit Facility was amended during fiscal 1998 and fiscal 1999. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 1.125%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio, as defined in the agreement). As of July 31, 1999, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility, including the effect of interest rate swap agreements currently outstanding, was 6.8%. Repayment of funds borrowed under the facility is not required until the expiration of the facility. The most restrictive covenants under the 1997 Revolving Credit Facility include a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.75 to 1.0, minimum Interest Coverage Ratio of
3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Agreement, as amended, excludes the Antitrust Charge from EBITDA for both pricing and covenant calculation purposes. The 1997 Revolving Credit Facility is collateralized with receivables, inventory and substantially all of the Company's property, plant and equipment.

     As of July 31, 1999, the Company had $32.1 million of availability under the 1997 Revolving Credit Facility. As of July 31, 1999, borrowings under the 1997 Revolving Credit Facility totaled $110.5 million and letters of credit outstanding totaled approximately $7.4 million.

     During fiscal 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. During fiscal 1999, the Company repurchased 414,200 shares of its Common Stock for $4.2 million under its share repurchase program. Since fiscal 1998, the Company has repurchased an aggregate 467,200 shares of its Common Stock under its share repurchase program at a total cost of $5.7 million.

     During fiscal 1999, total assets decreased $14.7 million to $274.4 million. A $12.5 million reduction in outstanding customer accounts receivable and a $22.8 million reduction in property, plant and equipment due to non-cash depreciation and impaired asset write-offs were partially offset by a $4.8 million increase in inventories and $15.5 million in capital expenditures. Total liabilities decreased $11.2 million to $193.1 million, with most of the decrease attributable to funding antitrust settlements and costs during fiscal 1999. Stockholders' equity declined $3.5 million to $81.3 million, with the decline attributable to funding $4.2 million in Common Stock repurchases during fiscal 1999.

     Cash flow provided by operations for fiscal 1999 was $17.7 million. Cash inflows from net income plus non-cash items of $32.2 million, which includes the $5.2 million net Closure Charge, were reduced by $14.5 million in net cash outflows from changes in working capital items. Major working capital outflows during fiscal 1999 included a $5.8 million increase in inventory, coupled with $22.1 million in funding of antitrust settlements and costs. In addition, the Company funded $1.4 million in severance and other related costs associated with the St. Marys, PA graphite production facility closure and $7.6 million in net interest payments. These outflows were partially offset by a $12.4 million cash inflow from reduced accounts receivable.

     The Company's investing activities have historically included short-term investments and capital expenditures ranging from $15.5 million in fiscal 1999 to $64.3 million in fiscal 1998. The substantial increase in capital expenditures during fiscal 1997 and fiscal 1998 is due primarily to the Modernization Program and other significant capital projects initiated in fiscal 1997. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures.

     The Company's financing activities have principally represented short-term draw downs and repayments on its revolving credit facilities, as well as periodic repurchases of Senior Notes in open market transactions and cash inflows from exercises of stock options. The Company also repurchased treasury shares in fiscal 1999 and 1998 at a cost of $4.2 million and $1.9 million, respectively. Other financing activities during fiscal 1998 also included the effects of the Tender.

WORKING CAPITAL REDUCTION PROGRAM

     The Company intends to implement a working capital reduction program during fiscal 2000. In connection with this program, the Company intends to temporarily reduce graphite electrode and needle coke production in order to reduce inventory levels and further improve the Company's cost structure. This program is expected to have a positive effect on operating cash flows as cash outflows for raw materials, labor and utilities will be reduced during the period of lower production. However, the program is expected to have a negative impact on the Company's operating results during the period of reduced production, as the Company will not realize operating efficiencies typical of higher levels of production. This situation may result in the Company reporting a net loss from operations for the fiscal year ending July 31, 2000. The program, which is expected to be effective for the quarter ending January 31, 2000 and part of the quarter ending April 30, 2000, is expected to result in the temporary layoff of approximately 180 employees.

ITEM 7A QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company is exposed to financial, market and economic risks in many areas of its business. The Company utilizes several financial instruments and risk management programs in an effort to mitigate much of this exposure. The following is a summarization of the programs utilized by the Company in an attempt to mitigate these risks.

FOREIGN CURRENCY RISKS

Approximately 30% of the Company's net sales during each of the fiscal years ended July 31, 1999, 1998 and 1997 were to customers located in foreign countries. The majority of these foreign sales were denominated in local currencies, subjecting the Company to foreign currency exchange rate risk. The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure on customer accounts receivable and sales commitments denominated in foreign currencies. These contracts require the Company to deliver foreign currencies in the future in order to receive U.S. dollars owed to it under the contracts at settlement. In the past, the Company has been generally successful in fulfilling its obligations to deliver the foreign currencies due under its forward foreign currency contracts. These contracts generally mature within 12 months and are principally unsecured contracts with commercial banks. Gains and losses related to forward foreign currency contracts are deferred and recognized in income at the time of the sale of the product.

     As of July 31, 1999 and 1998, the Company had $26.4 million and $39.4 million, respectively, in forward foreign currency contracts outstanding. A hypothetical 10% change in forward rates would result in a gain or loss of approximately $2.6 million related to the contracts outstanding as of July 31, 1999, although any gain or loss would be substantially offset by an inverse change in the value of future collections on foreign accounts receivable or sales commitments. For purposes of this sensitivity analysis, October 1999 forward rates as of July 31, 1999 were adjusted by the 10% hypothetical change and applied to the notional value of the contracts outstanding. The average maturity of the Company's forward foreign currency contracts is October 1999.

     The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions. See Note 2 to the consolidated financial statements for a detailed description of the Company's foreign currency exposure, including customer accounts receivable denominated in foreign currencies and forward foreign currency contracts outstanding.

COMMODITY PRICE RISKS

The Company's affiliate, Seadrift, purchases approximately 2.5 million barrels of low sulfur decant oil each year to produce needle coke, the key raw material in the production of graphite electrodes. The cost of refinery decant oil is pegged to the U.S. Gulf Coast spot cargo barge prices and, in some cases, West Texas Intermediate crude oil. The Company regularly enters into crude oil and low sulfur fuel oil futures and swap agreements in order to help mitigate exposure to fluctuations in the cost of decant oil. These futures and swap contracts are financial hedges; the Company never actually takes delivery of the oil product that is the subject of the contracts.

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

     As of July 31, 1999, the Company had $6.0 million in low sulfur fuel oil swap contracts. A 10% change in the futures rates for low sulfur fuel oil would result in a $0.8 million gain or loss related to these contracts, although any gain or loss would be substantially offset by an inverse change in the purchase price of low sulfur decant oil expected to be purchased in the future. This hypothetical computation assumes a parallel shift in the applicable commodity futures prices. For purposes of this sensitivity analysis, forward low sulfur fuel oil prices for the months of August 1999 through December 1999 were adjusted by the 10% hypothetical change and applied to the notional number of barrels being hedged per the contracts outstanding. An increase in decant oil costs experienced in early fiscal 2000 may have a negative impact on the Company's gross margin if the higher oil costs continue for an extended period of time or if the Company is unable to realize needle coke price increases in fiscal 2000. The Company's commodity hedging program will mitigate the increase in oil costs to some degree in fiscal 2000.

     An additional market risk associated with the commodity product Seadrift purchases is availability of low sulfur decant oil of an acceptable quality. The Company utilizes several suppliers of low sulfur decant oil in an effort to disperse the risk of availability to some degree. Prices and availability of low sulfur decant oil may be impacted by many factors, including world crude oil production and output, global demand for oil products and the production parameters of Seadrift's decant oil suppliers. While the Company believes that a sufficient amount of decant oil of an acceptable quality is currently readily available, there can be no assurance that Seadrift will be able to obtain an adequate quantity of suitable feedstocks at all times in the future or at acceptable prices.

     See Note 2 to the consolidated financial statements for a detailed description of the consolidated financial statement impact of the Company's oil hedging activities during the fiscal years presented therein.

INTEREST RATE RISKS

The Company's indebtedness as of July 31, 1999 is comprised of approximately $110 million in borrowings outstanding under the 1997 Revolving Credit Facility. Interest cost under the 1997 Revolving Credit Facility is based on either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 1.125%) based on a leverage calculation. The Company uses interest rate swap and cap agreements to hedge a portion of its debt cost in an attempt to strike a favorable balance between fixed and variable rate debt and keep financing costs as low as possible. The Company has entered into several interest rate swap and cap agreements. The interest rate swap agreements effectively fix the Company's LIBOR rate at approximately 5.7% for a decreasing level of borrowings outstanding ranging from $70.0 million in fiscal 2000 to $15.0 million in fiscal 2003. The interest rate swap agreements did not have a material impact on the Company's consolidated financial statements during the fiscal year ended July 31, 1999. The interest rate cap agreements effectively cap the Company's base LIBOR rate at 7.5% on borrowings ranging from $30.0 million in fiscal 2000 to $26.0 million in fiscal 2003. The interest rate cap agreements did not have a material impact on the Company's consolidated financial statements for the fiscal year ended July 31, 1999.

     The Company's effective interest rate, which includes actual interest costs as well as bank fees and amortization of debt transaction costs, for its fiscal year ended July 31, 1999 was 7.0%. The Company's blended effective interest rate on borrowings outstanding as of July 31, 1999 was 7.0%. A hypothetical 10% change in the blended effective interest rate assuming debt levels as of July 31, 1999 would result in a $0.8 million increase or decrease in interest costs.

YEAR 2000

The Company has modified, upgraded and replaced certain components of its computer software, operating systems and manufacturing process control systems to accommodate the Year 2000 changes required for correct recording of dates in the year 2000 and beyond. The Company has adopted a comprehensive Year 2000 compliance action plan that includes (i) inventorying all of its information technology (IT) systems, manufacturing process control systems and non-IT systems, (ii) assessing these systems and resources for Year 2000 compliance,
(iii) remedying and replacing non-compliant systems, (iv) testing upgraded systems for compliance, and (v) developing contingency plans. The Company has substantially completed its Year 2000 compliance program, and, while the Company continues to test and refine its contingency plans, the Company's significant IT and non-IT systems are Year 2000 compliant. The Company does not expect to experience significant operational problems associated with Year 2000 compliance.

     The Company continues to evaluate the Year 2000 compliance programs of its critical customers, suppliers and service providers in an attempt to determine the adequacy of their programs in addressing the Year 2000 issue. This evaluation includes the distribution of questionnaires to such parties and the development of contingency plans that assume the failure of a third party critical to the Company's business. The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the Year 2000 issue is the failure of a critical vendor, including but not limited to a utility supplier, or the failure of a critical customer, including electric arc furnace steel producers who use a substantial amount of power in their production process. A failure by a critical supplier or group of critical customers could negatively impact sales, profits and cash flows. The Company believes that the formulation of contingency plans will help mitigate exposure and losses should such a failure occur. However, because the Company's overall Year 2000 compliance is contingent upon the readiness of its critical vendors and customers, there can be no assurance that the Company's Year 2000 compliance programs will adequately address Year 2000 issues not under its direct control.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors that could affect actual future results include the developments relating to the antitrust investigations by the Department of Justice, the antitrust enforcement authorities of the European Union or related civil lawsuits as well as the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof. While the Company believes that its Antitrust Reserve is adequate, there can be no assurance that agreements in principle will be finalized or that future developments or other factors might not adversely affect current estimates. Such factors also include the possibility that forecasted demand or prices for the Company's products may not occur or continue, changing economic and competitive conditions (including currency exchange rate and commodity pricing fluctuations), technological risks and other risks, costs and delays associated with the start-up and operation of major capital projects (including the Company's modernization program), changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The Carbide/Graphite Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Carbide/Graphite Group, Inc. and Subsidiaries (the Company) at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------

Pittsburgh, Pennsylvania 15219
September 8, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
THE CARBIDE/GRAPHITE GROUP, INC.



Year Ended July 31,                                                        1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share information)

Net sales                                                              $240,130           $293,751         $289,586
Operating costs and expenses:
  Cost of goods sold                                                    202,888            242,535          235,401
  Selling, general and administrative                                    14,925             14,884           16,031
  Early retirement/severance charge (Note 12)                                --                 --            1,100
  Other expense (Note 12)                                                15,043             38,000               --
---------------------------------------------------------------------------------------------------------------------------

    Operating income (loss)                                               7,274             (1,668)          37,054
Other costs and expenses:
  Interest expense, net (Note 6)                                          6,617              5,130            7,894
---------------------------------------------------------------------------------------------------------------------------

    Income (loss) before income taxes
      and extraordinary loss                                                657             (6,798)          29,160
Provision (benefit) for taxes on income from operations (Note 4)            259             (1,729)          10,732
---------------------------------------------------------------------------------------------------------------------------

    Income (loss) before extraordinary loss                                 398             (5,069)          18,428
Extraordinary loss on early extinguishment of debt, net of
    tax benefit of $3,769 in 1998 and $84 in 1997 (Note 6)                   --             (6,417)            (126)
---------------------------------------------------------------------------------------------------------------------------

        Net income (loss)                                              $    398           $(11,486)        $ 18,302
===========================================================================================================================

EARNINGS PER SHARE INFORMATION (Note 1)
  Income (loss) before extraordinary loss:
    Basic                                                              $   0.05           $  (0.58)        $   2.16
    Diluted                                                            $   0.05           $  (0.58)        $   2.09
---------------------------------------------------------------------------------------------------------------------------

  Extraordinary loss on early extinguishment of debt, net:
    Basic                                                                    --              (0.74)           (0.01)
    Diluted                                                                  --              (0.74)           (0.02)
---------------------------------------------------------------------------------------------------------------------------

  Net income (loss):
    Basic                                                              $   0.05           $  (1.32)        $   2.15
    Diluted                                                            $   0.05           $  (1.32)        $   2.07
---------------------------------------------------------------------------------------------------------------------------

Common and common equivalent shares:
    Basic                                                             8,391,192          8,699,304        8,517,022
    Diluted                                                           8,415,437          8,699,304        8,822,706
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
THE CARBIDE/GRAPHITE GROUP, INC.

July 31,                                                                                      1999             1998
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share information)

ASSETS
Current assets:
  Accounts receivable--trade, net of allowance for doubtful
     accounts: $819 in 1999 and $2,025 in 1998 (Note 2)                                  $  37,997        $  50,469
  Inventories (Note 3)                                                                      73,621           68,839
  Income taxes receivable (Note 4)                                                           6,592               --
  Deferred income taxes (Note 4)                                                            12,093           18,189
  Other current assets                                                                       5,989            6,884
---------------------------------------------------------------------------------------------------------------------------

    Total current assets                                                                   136,292          144,381
Property, plant and equipment, net (Note 5)                                                130,342          137,603
Other assets                                                                                 7,782            7,115
---------------------------------------------------------------------------------------------------------------------------

      Total assets                                                                       $ 274,416        $ 289,099
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Overdrafts                                                                             $   4,079        $   2,457
  Accounts payable, trade                                                                   16,937           15,525
  Income taxes payable (Note 4)                                                                 --            1,002
  Accrued expenses:
    Antitrust claims reserve (Note 7)                                                       21,404           36,538
    Vacation                                                                                 3,242            3,826
    Workers' compensation                                                                    5,597            5,782
    Other                                                                                    9,429            9,122
---------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                                               60,688           74,252
Long-term debt (Notes 2 and 6)                                                             110,500          110,232
Deferred income taxes (Note 4)                                                               8,107            6,561
Retirement benefit plans and other (Note 8)                                                 11,424           10,725
Deferred revenue (Note 1)                                                                    2,380            2,515
---------------------------------------------------------------------------------------------------------------------------

      Total liabilities                                                                    193,099          204,285
===========================================================================================================================

Commitments and contingencies (Note 7)
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred Stock, $0.01 par value; 2,000,000 shares authorized; none issued                    --               --
  Common Stock, $0.01 par value; 18,000,000 shares authorized;
     shares issued: 9,937,042 in 1999 and 9,884,542 in 1998                                     99               99
  Additional paid-in capital, net of equity issue costs of $1,398                           36,616           36,243
  Retained earnings                                                                         55,595           55,197
  Common Stock to be issued under options (Note 9)                                              39              100
---------------------------------------------------------------------------------------------------------------------------
                                                                                            92,349           91,639
Common Stock held in treasury at cost (Note 14):
  1,599,200 shares in 1999 and 1,185,000 shares in 1998                                    (11,032)          (6,825)
---------------------------------------------------------------------------------------------------------------------------

      Total stockholders' equity                                                            81,317           84,814
===========================================================================================================================

      Total liabilities and stockholders' equity                                         $ 274,416        $ 289,099
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE CARBIDE/GRAPHITE GROUP, INC.

Year Ended July 31,                                                        1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------
(in thousands)

Net income (loss)                                                      $    398           $(11,486)         $18,302
Adjustments to reconcile net income (loss)
  to cash provided by operations:
  Depreciation and amortization                                          18,022             14,012           10,882
  Amortization of debt issuance costs                                       160                190              341
  Amortization of intangible assets                                          81                364              318
  Adjustments to deferred taxes                                           7,642            (14,102)          (1,656)
  Provision for loss--accounts receivable                                   120                 --              120
  Extraordinary loss on early extinguishment of debt                         --             10,186              210
  Loss on the impairment of assets                                        5,742                 --               --
Increase (decrease) in cash from changes in:
  Accounts receivable                                                    12,352             (1,381)          (3,816)
  Inventories                                                            (5,782)            (9,394)          (4,666)
  Income taxes                                                           (7,438)             1,796            6,755
  Other current assets                                                      871               (936)            (926)
  Accounts payable and accrued expenses                                 (14,160)            28,892            6,467
  Net change in other non-current assets and liabilities                   (311)                50             (125)
---------------------------------------------------------------------------------------------------------------------------

    Net cash provided by operations                                      17,697             18,191           32,206
---------------------------------------------------------------------------------------------------------------------------

Investing activities:
  Capital expenditures                                                  (15,532)           (64,306)         (33,765)
  Proceeds from (purchases of) short-term investments                        --             15,750           (5,550)
---------------------------------------------------------------------------------------------------------------------------

    Net cash used for investing activities                              (15,532)           (48,556)         (39,315)
---------------------------------------------------------------------------------------------------------------------------

Financing activities:
  Payments on revolving credit facilities                               (68,670)           (75,400)              --
  Proceeds from revolving credit facilities                              69,020            185,550               --
  Repurchase or redemption of Senior Notes, including premiums
     of $8,077 in 1998 and $168 in 1997                                      --            (88,030)          (1,896)
  Net change in cash overdraft                                            1,622              2,457               --
  Proceeds from exercise of stock options under benefit plans               157                619              354
  Purchase of treasury stock                                             (4,207)            (1,930)              --
  Other                                                                     (87)              (836)              --
---------------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) financing activities                 (2,165)            22,430           (1,542)
---------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                      --             (7,935)          (8,651)
Cash and cash equivalents, beginning of period                               --              7,935           16,586
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                     --                 --          $ 7,935
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THE CARBIDE/GRAPHITE GROUP, INC.

                                                                                                    Common
                                                                                                  Stock to
                                                       Common Stock    Additional                be Issued     Unfunded
                                  Comprehensive        ------------       Paid-In    Retained        Under      Pension    Treasury
                                  Income (Loss)     Shares     Amount     Capital    Earnings      Options   Obligation       Stock
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except
share information)

Balance at July 31, 1996                         9,397,670       $94     $30,153     $48,381     $1,151            $(76)  $  (4,895)
Net income                            $ 18,302                                        18,302
Decrease in unfunded
  pension obligation                        76                                                                       76
-----------------------------------------------

  Comprehensive income                $ 18,378
===============================================

Stock option compensation                                                                            47
Exercise of stock options                          354,602         3       2,093                 (1,037)
Tax benefit on exercise
  of stock options                                                         1,917
-----------------------------------------------------------------------------------------------------------------------------------


Balance at July 31, 1997                         9,752,272        97      34,163      66,683        161              --      (4,895)
Net loss                              $(11,486)                                      (11,486)
===============================================

Exercise of stock options                          132,270         2         678                    (61)
Tax benefit on exercise
  of stock options                                                         1,402
Purchase of treasury stock                                                                                                   (1,930)
-----------------------------------------------------------------------------------------------------------------------------------



Balance at July 31, 1998                         9,884,542        99      36,243      55,197        100              --      (6,825)
Net income                            $    398                                           398
===============================================

Exercise of stock options                           52,500        --         218                    (61)
Tax benefit on exercise
  of stock options                                                           155
Purchase of treasury stock                                                                                                   (4,207)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 31, 1999                         9,937,042       $99     $36,616     $55,595     $   39              --    $(11,032)
===================================================================================================================================

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS #131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS #132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" for its fiscal year ended July 31, 1999. The Company is required to adopt SFAS #133, "Accounting for Derivative Instruments and Hedging Activities" for its fiscal year ending July 31, 2001. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet completed its evaluation of the financial accounting and reporting impact of SFAS #133.

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

EARNINGS PER SHARE

The following table provides a reconciliation of the income (loss) and share amounts for the basic and diluted earnings per share computations for income
(loss) from operations for the fiscal years ended July 31, 1999, 1998 and 1997 (dollar amounts in thousands):

                                                                                                          Per Share
                                                                  Income (Loss)             Shares           Amount
---------------------------------------------------------------------------------------------------------------------------

1999
Basic earnings per share                                              $     398          8,391,192           $ 0.05
===========================================================================================================================

Effect of dilutive securities:
  Options for common stock                                                   --             24,245
---------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                            $     398          8,415,437           $ 0.05
===========================================================================================================================

1998
Basic earnings per share                                               $ (5,069)         8,699,304           $(0.58)
===========================================================================================================================

Effect of dilutive securities:
  Options for common stock                                                    --                --
---------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                             $ (5,069)         8,699,304           $(0.58)
===========================================================================================================================

1997
Basic earnings per share                                                $18,428          8,517,022           $ 2.16
===========================================================================================================================

Effect of dilutive securities:
  Options for common stock                                                   --            305,684
---------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                              $18,428          8,822,706           $ 2.09
===========================================================================================================================


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

2. FINANCIAL INSTRUMENTS

The Company's financial instruments as of July 31, 1999 and 1998 included its revolving credit facility, with a carrying and estimated fair value of $110.5 million as of July 31, 1999. In addition, the Company purchases and currently holds certain derivative financial instruments as hedging vehicles, as more fully described below.

     The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure on customer accounts receivable and sales commitments denominated in foreign currencies. The Company's accounts receivable as of July 31, 1999 and 1998 included the following foreign currency balances (in thousands):

July 31,                                                                                      1999             1998
---------------------------------------------------------------------------------------------------------------------------

German Marks                                                                                $4,057         $  4,230
Japanese Yen                                                                                 2,234            3,761
French Francs                                                                                1,468            2,053
Spanish Pesata                                                                                 592            1,946
Italian Lira                                                                                   586              745
Euros                                                                                          412               --
British Sterling                                                                                57            2,292
Belgian Francs                                                                                  --              836
---------------------------------------------------------------------------------------------------------------------------

  Total foreign currency accounts receivable                                                $9,406         $ 15,863
===========================================================================================================================


     As of July 31, 1999 and 1998, the Company held forward foreign currency contracts in the following foreign denominations (in thousands):

                                                                     1999                                 1998
                                                           ----------------------               --------------------
                                                                           MARKET                             Market
                                                           CONTRACT         VALUE               Contract       Value
July 31,                                                      VALUE    GAIN (LOSS)                 Value  Gain (Loss)
---------------------------------------------------------------------------------------------------------------------------

Euros                                                       $12,549         $(213)                    --          --
German Marks                                                  5,183           100                $14,805    $    193
Japanese Yen                                                  3,636           (47)                 6,168         880
French Francs                                                 1,694            63                  7,155          48
British Sterling                                              1,907           (24)                 1,603         (13)
Spanish Pesata                                                  633            30                  3,806         (19)
Italian Lira                                                    621            68                  3,910          (6)
Belgian Francs                                                  213             4                  2,003          35
---------------------------------------------------------------------------------------------------------------------------

  Total forward foreign currency contracts                  $26,436         $ (19)               $39,450     $ 1,118
===========================================================================================================================


     These contracts generally mature within 12 months and are principally unsecured exchange contracts with commercial banks. Gains and losses related to forward foreign currency contracts are deferred and recognized in income at the same time as the sale of the product. Gains and losses deferred as of July 31, 1999 and 1998 were not material. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

     The Company regularly enters into crude and low sulfur fuel oil futures contracts and swap agreements. Such contracts and agreements are accounted for as hedges of decant oil purchases, the primary raw material in the production of needle coke. As of July 31, 1999 and 1998, the Company held the following oil futures and swap contracts (in thousands):

                                                                     1999                                 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                           MARKET                               Market
                                                           CONTRACT         VALUE               Contract         Value
July 31,                                                      VALUE   GAIN (LOSS)                  Value   Gain (Loss)
---------------------------------------------------------------------------------------------------------------------------

West texas intermediate futures contracts                        --            --               $  4,765    $   (973)
Low sulfur fuel oil swap contracts                           $5,972        $1,759                  1,829        (498)
---------------------------------------------------------------------------------------------------------------------------

  Total commodity hedging contracts                          $5,972        $1,759               $  6,594    $ (1,471)
===========================================================================================================================


     As of July 31, 1999 and 1998, deferred gains and losses associated with the Company's oil hedging activities, including losses not yet recorded in the consolidated financial statements and gains and losses deferred as an adjustment to the Company's inventory value totaled a gain of $2.2 million and a loss of $2.4 million, respectively. Losses associated with oil hedging activities recognized as an increase to cost of goods sold in the consolidated statements of operations were $3.4 million, $1.0 million and $0.3 million for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

     In conjunction with the revolving credit facility refinancing completed in fiscal 1998 (see Note 6), the Company entered into several interest rate swap and cap agreements. The interest rate swap agreements effectively fix the Company's average LIBOR borrowing rate at approximately 5.7% for a decreasing level of borrowings outstanding ranging from $70.0 million in fiscal 2000 to $15.0 million in fiscal 2003. The interest rate swap agreements did not have a material impact on the Company's consolidated financial statements during the fiscal year ended July 31, 1999 and 1998. The interest rate cap agreements effectively cap the Company's base LIBOR rate at 7.5% on borrowings ranging from $30.0 million in fiscal 2000 to $26.0 million in fiscal 2003. The interest rate cap agreements did not have a material impact on the Company's consolidated financial statements for the fiscal years ended July 31, 1999 and 1998.

3. INVENTORIES

Inventories were as follows (in thousands):

July 31,                                                                                      1999             1998
---------------------------------------------------------------------------------------------------------------------------

Finished goods                                                                             $22,386          $15,061
Work in process                                                                             43,723           36,672
Raw materials                                                                               13,429           18,545
---------------------------------------------------------------------------------------------------------------------------

                                                                                            79,538           70,278
LIFO reserve                                                                               (16,487)         (12,545)
---------------------------------------------------------------------------------------------------------------------------

                                                                                            63,051           57,733
Supplies                                                                                    10,570           11,106
---------------------------------------------------------------------------------------------------------------------------

  Total inventories                                                                        $73,621          $68,839
===========================================================================================================================


     As of July 31, 1999 and 1998, approximately 72.2% and 66.0%, respectively, of the Company's inventory was valued on a LIFO basis. If valued on a current cost basis, total inventories would be $16.5 million and $12.5 million higher as of July 31, 1999 and 1998, respectively.

     During fiscal 1999, the Company recorded a $1.0 million pre-tax charge to write-off supplies inventories that became obsolete upon the closure of certain graphite production facilities. See Note 12.

4. INCOME TAXES

The components of the provision (benefit) for income taxes related to operations included the following (in thousands):

Year Ended July 31,                                                        1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------

Current:
  Federal                                                               $(7,827)          $ 11,523          $11,581
  State                                                                     444                850              807
---------------------------------------------------------------------------------------------------------------------------

                                                                         (7,383)            12,373           12,388
Deferred                                                                  7,642            (14,102)          (1,656)
---------------------------------------------------------------------------------------------------------------------------

  Provision (benefit) for income taxes                                  $   259           $ (1,729)         $10,732
===========================================================================================================================


     A reconciliation of federal statutory income taxes to effective taxes follows:

Year Ended July 31,                                                        1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------

Federal statutory taxes                                                $    230           $ (2,379)         $10,206
Tax effect of:
  State income taxes, net of federal benefit                                225                415              437
  Foreign sales corporation benefit                                        (232)              (394)            (700)
  Prior year return and audit adjustments                                   (92)               442              379
  Non-deductible expenses                                                    69                 88              117
  Other                                                                      59                 99              293
---------------------------------------------------------------------------------------------------------------------------

  Total effective taxes                                                $    259           $ (1,729)         $10,732
===========================================================================================================================


     The components of deferred tax assets and liabilities follow (in thousands):

                                                                     1999                                 1998
                                                       --------------------------           --------------------------
                                                       DEFERRED TAX  DEFERRED TAX           Deferred Tax  Deferred Tax
July 31,                                                     ASSETS   LIABILITIES                 Assets   Liabilities
---------------------------------------------------------------------------------------------------------------------------

Depreciation                                                     --       $11,180                     --      $9,550
Antitrust claims reserve                                    $ 7,491            --                $12,788          --
Employee retirement benefits                                  1,784            --                  1,591          --
Inventory adjustments                                           790            --                  1,115          --
Workers' compensation                                         2,213            --                  2,284          --
Allowance for doubtful accounts                                 593            --                    731          --
Vacation reserve                                                792            --                  1,015          --
Other                                                         1,503            --                  1,654          --
---------------------------------------------------------------------------------------------------------------------------

  Total deferred taxes                                      $15,166       $11,180                $21,178      $9,550
===========================================================================================================================

     Management believes that the net deferred tax asset as of July 31, 1999 will be realized through carryback provisions and reductions to future taxable income. All federal tax returns prior to fiscal 1997 have been settled with the Internal Revenue Service. Management does not believe that the settlement of its open tax years will have a material adverse effect on the Company's future operating results.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

July 31,                                                                                      1999             1998
---------------------------------------------------------------------------------------------------------------------------

Buildings and improvements                                                               $  51,647       $   30,691
Machinery and equipment                                                                    272,469          250,142
---------------------------------------------------------------------------------------------------------------------------

                                                                                           324,116          280,833
Accumulated depreciation                                                                  (207,506)        (194,247)
---------------------------------------------------------------------------------------------------------------------------

                                                                                           116,610           86,586
Land                                                                                         7,711            7,711
Construction in progress                                                                     6,021           43,306
---------------------------------------------------------------------------------------------------------------------------

  Total property, plant and equipment                                                    $ 130,342       $  137,603
===========================================================================================================================


6. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

July 31,                                                                                      1999             1998
---------------------------------------------------------------------------------------------------------------------------

11.5% Senior Notes Due 2003 (a)                                                                 --       $       82
The 1997 Revolving Credit Facility (b)                                                    $110,500          110,150
---------------------------------------------------------------------------------------------------------------------------

  Total long-term debt                                                                    $110,500       $  110,232
===========================================================================================================================


(a) In fiscal 1998, the Company completed the Tender, a transaction in which the Company repurchased essentially all ($79.9 million of the $80.0 million then outstanding) of its Senior Notes originally issued in fiscal 1994. After the Tender, $0.1 million in Senior Notes were outstanding. During fiscal 1999, the Company notified the trustee of the Senior Notes that it intended to exercise an option to redeem early the remaining Senior Notes at a price of $1,057.50 for each $1,000 in Senior Note principal, plus accrued and unpaid interest. The early redemption of the remaining Senior Notes outstanding was completed during fiscal 1999 and did not have a material impact on the Company's consolidated financial statements.

(b) In connection with the Tender, the Company entered into an agreement with a consortium of banks led by PNC Bank for the 1997 Revolving Credit Facility, a $150 million revolving credit facility with a $15 million sublimit for letters of credit which will expire in December 2003. The 1997 Revolving Credit Facility was amended during fiscal 1998 and 1999. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread (currently 1.125%) based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio, as defined in the agreement). As of July 31, 1999, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility, including the effect of interest rate swap agreements currently outstanding, was 6.8%. Repayment of funds borrowed under the facility is not required until the expiration of the facility. The most restrictive covenants under the 1997 Revolving Credit Facility include a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.75 to 1.0, minimum Interest Coverage Ratio of 3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Agreement, as amended, excludes the Antitrust Charge from EBITDA for both pricing and covenant calculation purposes. The 1997 Revolving Credit Facility is collateralized with receivables, inventory and substantially all of the Company's property, plant and equipment.

     As a result of the Tender and revolving credit facility refinancing, the Company recorded a $6.4 million net extraordinary loss on the early retirement of debt for the fiscal year ended July 31, 1998. This extraordinary charge represents the premium paid to Senior Note holders in connection with the Tender and the write-off of unamortized deferred financing fees.

     Interest expense for the fiscal years ended July 31, 1998 and 1997 was reduced by $0.3 million and $1.5 million respectively, of interest income earned on cash, cash equivalents and short-term investments. Also, during fiscal 1999, 1998 and 1997 the Company capitalized $1.1 million, $1.7 million and $0.5 million, respectively, in interest costs associated with capital expenditures. The Company's effective interest rate on outstanding indebtedness for fiscal 1999 was 7.0%.

7. COMMITMENTS AND CONTINGENCIES

The Company leases various types of machinery, equipment and real estate, which are accounted for as operating leases. Future minimum rental payments under non-cancellable operating leases are as follows (in thousands):

Year Ending July 31,
---------------------------------------------------------------------------------------------------------------------------

2000                                                                                                         $2,239
2001                                                                                                          1,675
2002                                                                                                          1,621
2003                                                                                                          1,506
Thereafter                                                                                                    1,663
===========================================================================================================================

     Consolidated rent expense for the years ended July 31, 1999, 1998 and 1997 amounted to approximately $3.3 million, $2.9 million and $2.3 million, respectively.

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

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs.

     The Company has reached settlement agreements representing approximately 60% of domestic antitrust claims with the plaintiffs that filed lawsuits on March 30, 1998, May 14, 1998, May 28, 1998 and March 31, 1999 and other purchasers who had yet to file lawsuits. The Company has also reached agreements in principle representing an additional 36% of domestic antitrust claims with the class plaintiffs and the plaintiffs who filed the lawsuits on April 3, 1998, April 17, 1998, and June 17, 1998, subject to the negotiation of certain conditions and, with respect to the class plaintiffs, court approval. The settlement in principle with the class plaintiffs, which contemplates possible payments to certain foreign purchasers, would allow the Company to terminate any definitive settlement agreement if the claims of foreign purchasers who opt out of the class settlement exceed certain levels and would allow the class plaintiffs to terminate such settlement agreement if the Company's sale to certain foreign purchasers, as defined in the settlement agreement, exceed certain levels. Although various of the settlements are unique, in the aggregate they consist generally of current and deferred cash payments and, in a number of cases, provisions which provide for additional payments under certain circumstances ("most favored nations" provisions). In addition to the settlements discussed above, the Company may also settle with various additional purchasers.

     On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. On September 24, 1999, three Australian companies and one New Zealand company filed a complaint against the same parties as are named in the lawsuit filed on February 10, 1999. These cases assert substantially the same claims and seek the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits.

     The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert
J. Hart, SGL, Robert J. Koehler, Showa Denko and Tokai have agreed to plead or have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to or been ordered to pay fines and, in the case of Messrs. Krass and Hart, have agreed to serve prison sentences, in connection with those guilty pleas or agreements to plead guilty.

     The Company has also advised the Commission of the European Communities (the European Commission) that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may reduce fines and other penalties if a company sufficiently cooperates with the European Commission. The Company understands that the European Commission will determine fines, if any, at the completion of its proceedings.

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

     During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7.0 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45.0 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure of agreements in principle to result in definitive settlement agreements, (e) the failure to satisfy the conditions to the class action settlement, and (f) adverse rulings or judgments in pending litigation, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of July 31, 1999, $23.6 million in antitrust settlements and costs had been paid.

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of July 31, 1999. As of July 31, 1999, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

8. EMPLOYEE RETIREMENT BENEFIT PLANS

The Company maintains defined benefit pension, postretirement health care and life insurance benefit plans covering substantially all of its hourly employees. The benefits under the pension plans are based primarily on years of service and benefit rates established by union contracts. For the pension plans, the Company's funding policy is to contribute annually the amount recommended by its consulting actuary, subject to statutory provisions. The postretirement healthcare and life insurance plans (the OPEB Plans) are currently unfunded and require the employee to pay a portion of the benefit cost.

     The following is a reconciliation of the beginning and ending benefit obligations for the Company's pension plans and OPEB Plans (in thousands):

                                                                 Pension Plans                         OPEB Plans
                                                            -----------------------              -----------------------

                                                               1999          1998                   1999        1998
------------------------------------------------------------------------------------------------------------------------

Benefit obligation as of the beginning of the year          $23,944       $18,754                $ 3,652     $ 3,293
  Service cost                                                  960           829                     95         107
  Interest cost                                               1,684         1,407                    246         239
  Actuarial loss (gain)                                         227         1,751                    390         217
  Plan amendments                                               281         1,839                     --          --
  Plan curtailments                                             133            --                    (48)         --
  Benefits paid to retirees                                    (742)         (636)                  (262)       (204)
------------------------------------------------------------------------------------------------------------------------

Benefit obligation as of the end of the year                $26,487       $23,944                $ 4,073     $ 3,652
========================================================================================================================


     The following is a reconciliation of the beginning and ending fair values of plan assets for the Company's pension plans (in thousands):

                                                                                                   Pension Plans
                                                                                           ----------------------------

                                                                                              1999             1998
-----------------------------------------------------------------------------------------------------------------------

Fair value of plan assets as of the beginning of the year                                  $17,613          $15,971
  Actual return on plan assets                                                               1,821              859
  Employer contributions                                                                     1,077            1,419
  Benefits paid to retirees                                                                   (742)            (636)
-----------------------------------------------------------------------------------------------------------------------

Fair value of plan assets as of the end of the year                                        $19,769          $17,613
=======================================================================================================================

Components of each of the plan's assets included primarily U.S. government obligations and common stocks.

     The following is a reconciliation of the funded status of the Company's pension plans and OPEB Plans as of July 31, 1999 and 1998 (in thousands):

                                                                 Pension Plans                         OPEB Plans
                                                            -----------------------              ----------------------
                                                               1999          1998                   1999        1998
-----------------------------------------------------------------------------------------------------------------------

Benefit obligations                                         $26,487       $23,944                $ 4,073     $ 3,652
Fair value of plan assets                                    19,769        17,613                     --          --
-----------------------------------------------------------------------------------------------------------------------

  Unfunded status                                            (6,718)       (6,331)                (4,073)     (3,652)
Unrecognized transition obligation                              412           599                     --          --
Unrecognized prior service cost                               5,234         5,972                    (31)        (35)
Unrecognized net actuarial loss (gain)                          741           841                    273        (116)
-----------------------------------------------------------------------------------------------------------------------

  Net funded (unfunded) status recognized                 $    (331)     $  1,081                $(3,831)    $(3,803)
=======================================================================================================================

Accrued benefit liability                                  $ (5,803)     $ (4,098)               $(3,831)    $(3,803)
Intangible asset                                              5,472         5,179                     --          --
-----------------------------------------------------------------------------------------------------------------------

  Net funded (unfunded) status recognized                  $   (331)     $  1,081                $(3,831)    $(3,803)
=======================================================================================================================


     The following is a summary of the amount of net periodic benefit cost recognized in the consolidated statement of operations for the years ended July 31, 1999, 1998 and 1997 (in thousands):

                                                           Pension Plans                          OPEB Plans
                                               -----------------------------------      -------------------------------

                                                   1999        1998        1997          1999       1998       1997
-----------------------------------------------------------------------------------------------------------------------

Service cost                                   $    960    $    829     $   831         $  95       $107       $105
Interest cost                                     1,684       1,407       1,273           246        239        215
Expected return on plan assets                   (1,433)     (1,296)       (875)           --         --         --
Plan curtailments                                   680          --          --           (48)        --         --
Recognized net actuarial loss (gain)                 --         (10)         --            --         (8)       (17)
Net amortization                                    598         486         375            (4)        (4)        (4)
-----------------------------------------------------------------------------------------------------------------------

  Total net periodic benefit cost              $  2,489    $  1,416     $ 1,604         $ 289       $334       $299
=======================================================================================================================


     The net gain and loss associated with plan curtailments during fiscal 1999 were the result of the curtailment of the St. Marys, Pennsylvania hourly workforce pension plan and OPEB Plans. The curtailment was the result of the severance of hourly employees at the St. Marys plant in connection with closure of certain graphite production facilities (see Note 12).

      The following assumptions were used in the accounting for the Company's pension plans and OPEB Plans:

                                                                           1999               1998             1997
-----------------------------------------------------------------------------------------------------------------------

Discount rate:
  Net periodic benefit cost                                                7.00%              7.50%             7.50%
  Benefit obligation                                                       7.00               7.00              7.50
Expected return on plan assets                                             8.00               8.00              8.00
=======================================================================================================================


     For estimated OPEB Plan expense and liability measurement purposes, the health care cost trend rate was assumed to increase 7.0% in fiscal 2000, with the rate of increase declining evenly each year to 5% in fiscal 2005 and thereafter. If the assumed health care cost trend rate was increased by one percent, the fiscal 1999 OPEB Plan benefit cost would have increased 2.2% while the OPEB Plan benefit obligation as of July 31, 1999 would have increased approximately 3.1%.

SAVINGS INVESTMENT PLAN

The Company has a defined contribution savings investment plan for substantially all salaried employees. Employee contributions up to a maximum of 6% of employee compensation are matched 50% by the Company. Additional employer contributions may be made at the discretion of the Board of Directors based on the Company's current year performance. The cost of these Company contributions was $1.8 million, $1.5 million and $2.0 million for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

9. OTHER COMPENSATION

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

Year Ended July 31,                                                        1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------

Options outstanding, beginning of year:
  Number                                                                479,000            446,250          617,500
  Weighted-average exercise price                                      $  18.79          $   13.67        $    4.52
  Granted:
    Number                                                              269,800            177,000          176,500
    Weighted-average exercise price                                    $  13.94             $21.69        $   24.16
    Weighted-average fair value*                                       $   5.78          $    9.08        $    8.58
  Exercised:
    Number                                                              (52,500)          (132,250)        (311,750)
    Weighted-average exercise price                                    $   3.00          $    4.68        $    1.23
  Forfeited or expired:
    Number                                                               (4,000)           (12,000)         (36,000)
    Weighted-average exercise price                                    $  22.31          $   22.31        $   15.75
---------------------------------------------------------------------------------------------------------------------------

Options outstanding, end of year
  Number                                                                692,300            479,000          446,250
  Weighted-average exercise price                                      $  18.08          $   18.79        $   13.67
===========================================================================================================================

* The weighted-average fair value disclosed was computed utilizing the measurement alternatives suggested in SFAS #123. Such alternatives were not adopted by the Company for compensation measurement purposes.

     The following is a summary of the characteristics of the options outstanding as of July 31, 1999:

Options Outstanding                                                     Range 1            Range 2              Total
---------------------------------------------------------------------------------------------------------------------------

Number                                                                  373,300            319,000            692,300
Weighted-average exercise price                                          $13.85             $23.03             $18.08
Range of exercise prices                                           $2.00-$18.25   $22.375-$34.6875     $2.00-$34.6875
Remaining weighted-average contractual life (in months)                     107                101                104
Number of options currently exercisable                                 103,500            179,000            282,500
Weighted-average exercise price of options exercisable                   $13.61             $23.54             $19.90
---------------------------------------------------------------------------------------------------------------------------


     As of July 31, 1999, 872,500 shares were reserved for issuance under the MSOP. Options granted under the MSOP for the fiscal years presented were granted at the fair market value of the Company's Common Stock as quoted on the NASDAQ National Market System on the date of grant.

     The Company adopted the disclosure requirements of SFAS #123, "Accounting for Stock-Based Compensation." The measurement alternatives of SFAS #123 were not adopted. SFAS #123 requires the disclosure of pro forma net income (loss) and earnings per share amounts calculated as if the measurement alternatives suggested by SFAS #123 had been adopted. The following table summarizes the required pro forma disclosures for the fiscal years ended July 31, 1999, 1998 and 1997 (in thousands, except per share amounts):

                                                  1999                       1998                        1997
---------------------------------------------------------------------------------------------------------------------------

                                          ACTUAL    PRO FORMA        Actual    Pro Forma         Actual    Pro Forma
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)                         $  398       $ (326)     $(11,486)    $(11,848)       $18,302      $18,023
Earnings (loss) per share                 $ 0.05       $(0.04)     $  (1.32)    $  (1.36)       $  2.07      $  2.04
===========================================================================================================================


     Significant assumptions used in determining fair value and compensation cost for stock options in accordance with SFAS #123 included the following:

                                                                           1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------

Risk-free rate of return                                                      5.5%               5.3%             6.3%
Expected volatility                                                          53.6%              44.8%            31.1%
Expected dividend yield                                                       0.0%               0.0%             0.0%
Expected life of option                                              3 to 4 years       4 to 5 years     4 to 5 years
===========================================================================================================================


BONUS PLANS

In addition to the compensation expense recorded for the MSOP, the Company also recorded $1.3 million, $0.2 million and $1.4 million in compensation expense for the fiscal years ended July 31, 1999, 1998 and 1997, respectively, associated with bonuses for executives and certain key employees of the Company. The bonus amounts were determined by the Company's Board of Directors.

10. SEGMENT INFORMATION

The Company has three operating segments organized around its major product groups: Graphite products, the Company's affiliate, Seadrift Coke, L.P. and calcium carbide products. Two of these operating segments, graphite products and Seadrift Coke, L.P., have been combined into one reportable segment: graphite electrode products. The other reportable segment is calcium carbide products. Such aggregation and presentation of reportable segments is consistent with the approach utilized by the Company in previous fiscal years.

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

     Net sales to the Company's top ten customers as a percentage of total sales were approximately 30% in each of the fiscal years ended July 31, 1999, 1998 and 1997. Sales of graphite electrodes and calcium carbide for metallurgical applications to customers in the steel and ductile iron industries accounted for approximately 60% of net sales in each of the fiscal years presented. Amounts due from customers in the steel industry at July 31, 1999 and 1998 were $28.7 million and $36.4 million, respectively.

     As a result of increased needle coke production capabilities achieved throughout fiscal 1998 and 1997, the Company is currently selling a greater amount of needle coke to its competitors in the graphite electrode industry. Third party needle coke sales as a percentage of total net sales were 13.3%, 11.5% and 9.9% for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

     Segment information is as follows (in thousands):

Year Ended July 31,                                                        1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------

NET SALES TO CUSTOMERS BY PRODUCT LINE:
Graphite electrodes                                                    $130,182           $159,997         $147,206
Needle coke                                                              31,833             33,907           28,615
Bulk graphite                                                            12,750              9,273           19,712
Granular graphite                                                         7,155              9,627           10,223
Other                                                                     1,698              2,963            4,289
---------------------------------------------------------------------------------------------------------------------------

  Total graphite electrode product net sales                            183,618            215,767          210,045
---------------------------------------------------------------------------------------------------------------------------

Acetylene:
  Pipeline acetylene                                                     17,085             28,863           27,577
  Fuel gas applications                                                  14,056             20,009           21,187
Metallurgical applications                                               19,679             23,712           24,652
Other                                                                     5,692              5,400            6,125
---------------------------------------------------------------------------------------------------------------------------

  Total calcium carbide product net sales                                56,512             77,984           79,541
---------------------------------------------------------------------------------------------------------------------------

    Total net sales to customers                                        240,130            293,751          289,586
---------------------------------------------------------------------------------------------------------------------------

Intersegment sales, at prevailing market prices:
  Graphite electrode products                                               152                338              248
Eliminations                                                               (152)              (338)            (248)
---------------------------------------------------------------------------------------------------------------------------

    Total net sales                                                    $240,130           $293,751         $289,586
---------------------------------------------------------------------------------------------------------------------------

TOTAL NET SALES TO GEOGRAPHIC AREAS:
  United States                                                        $157,118           $202,557         $199,895
  Europe                                                                 51,157             45,237           40,465
  Other Americas                                                         22,853             32,585           23,943
  Asia/Far East                                                           9,002             13,372           25,283
---------------------------------------------------------------------------------------------------------------------------

    Total net sales                                                    $240,130           $293,751         $289,586
---------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS):
  Graphite electrode products*                                         $ 24,710           $ 32,813         $ 36,346
  Calcium carbide products                                                5,079             10,470           10,616
  Unallocated corporate expenses                                        (22,515)           (44,951)          (9,908)
---------------------------------------------------------------------------------------------------------------------------

    Total operating income (loss)                                      $  7,274           $ (1,668)        $ 37,054
---------------------------------------------------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION:
  Graphite electrode products                                          $ 16,371           $ 12,365         $  9,325
  Calcium carbide products                                                1,545              1,553            1,505
  Unallocated corporate                                                     187                458              370
---------------------------------------------------------------------------------------------------------------------------

    Total depreciation and amortization                                $ 18,103           $ 14,376         $ 11,200
---------------------------------------------------------------------------------------------------------------------------

EBITDA**
  Graphite electrode products                                          $ 41,081           $ 45,178         $ 45,671
  Calcium carbide products                                                6,624             12,023           12,121
  Unallocated corporate expenses                                         (7,285)            (6,493)          (8,438)
---------------------------------------------------------------------------------------------------------------------------

    Total EBITDA                                                       $ 40,420           $ 50,708         $ 49,354
---------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS:
  Graphite electrode products                                          $224,773           $238,399         $171,643
  Calcium carbide products                                               27,888             29,332           27,695
  Corporate assets                                                       21,755             21,368           36,522
---------------------------------------------------------------------------------------------------------------------------

    Total assets                                                       $274,416           $289,099         $235,860
---------------------------------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES:
  Graphite electrode products                                          $ 13,718           $ 62,698         $ 31,701
  Calcium carbide products                                                1,814              1,608            2,064
---------------------------------------------------------------------------------------------------------------------------

    Total capital expenditures                                         $ 15,532           $ 64,306         $ 33,765
---------------------------------------------------------------------------------------------------------------------------

 *Excludes other expense in fiscal 1999 and 1998, which are included in "Unallocated Corporate Expenses" (see Note 12).

**EBITDA is defined as operating income before depreciation and amortization, early retirement/severance charges and other expense. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. However, management believes that EBITDA is an appropriate measure of the Company's ability to service its cash requirements. EBITDA is an important measure in assessing the performance of the Company's business segments.

11. CASH FLOW INFORMATION

Net cash payments for interest and income taxes were as follows (in thousands):

Year Ended July 31,                                                        1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------

Interest                                                                 $7,572            $10,196           $8,913
Income taxes                                                                106              6,627            5,926
===========================================================================================================================


12. OTHER ITEMS

EARLY RETIREMENT/SEVERANCE CHARGE

Early retirement/severance charges for the year ended July 31, 1997 represent costs associated with the retirement of two executives of the Company.

OTHER EXPENSE

During fiscal 1999, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, Pennsylvania plant. Other expense for fiscal 1999 includes the Closure Charge, an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs. Essentially all of these costs were funded in fiscal 1999. Other expense for fiscal 1999 and 1998 also includes charges of $7.0 million and $38.0 million, respectively, representing, in total, the Antitrust Charge (see Note 7).

13. QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain unaudited consolidated quarterly operating information of the Company (in millions, except per share information):

YEAR ENDED JULY 31, 1999:               1ST QUARTER      2ND QUARTER     3RD QUARTER      4TH QUARTER    FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------------

Net sales                                     $69.3           $58.2           $58.3            $54.3          $240.1
Gross profit                                   10.0             8.7             8.7              9.8            37.2
Operating income (loss)                        (1.6)***         5.3             4.5             (0.9)*           7.3
Net income (loss)                              (2.0)            2.5             1.8             (1.9)            0.4
Per diluted share:
  Net income (loss)                           (0.23)            0.30            0.22            (0.23)           0.05
===========================================================================================================================


Year Ended July 31, 1998:
---------------------------------------------------------------------------------------------------------------------------

Net sales                                     $73.4           $74.8           $72.8            $72.8          $293.8
Gross profit                                   14.1            14.5            10.7             11.9            51.2
Operating income (loss)                        10.3            10.1           (31.1)*            9.0            (1.7)
Income (loss) before extraordinary loss         5.7             5.8           (21.3)             4.7            (5.1)
Extraordinary loss                             (6.4)**           --              --               --            (6.4)
Net income (loss)                              (0.7)            5.8           (21.3)             4.7           (11.5)
Per diluted share:
  Income (loss) before extraordinary loss       0.64            0.66           (2.44)            0.54           (0.58)
  Net (loss) income                            (0.09)           0.66           (2.44)            0.54           (1.32)
===========================================================================================================================

  * Includes a $7.0 million pre-tax charge in fiscal 1999 and a $38.0 million pre-tax charge in fiscal 1998 for potential antitrust liabilities (see
    Note 7).

 ** Represents net charges associated with the early retirement of Senior Notes
    (see Note 6).

*** Includes an $8.0 million pre-tax charge for facility closure activities (see
    Note 12).


14. SHARE REPURCHASE PROGRAM

During fiscal 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. During fiscal 1999, the Company repurchased 414,200 shares of its Common Stock for $4.2 million under its share repurchase program. Since fiscal 1998, the Company has repurchased an aggregate 467,200 shares of its Common Stock under its share repurchase program at a total cost of $5.7 million.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant for this Annual Report on Form
10-K.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be furnished in the Company's Proxy Statement dated October 22, 1999 and to be filed within 120 days of July 31, 1999 and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this item will be furnished in the Company's Proxy Statement dated October 22, 1999 and to be filed within 120 days of July 31, 1999 and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be furnished in the Company's Proxy Statement dated October 22, 1999 and to be filed within 120 days of July 31, 1999 and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be furnished in the Company's Proxy Statement dated October 22, 1999 and to be filed within 120 days of July 31, 1999 and is incorporated herein by reference.


PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements

     The following consolidated financial statements, including the notes thereto, of the Company and the Report of Independent Accountants set forth on pages 24 through 42 and page 23, respectively, of this Annual Report on Form 10-K, are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

*    Consolidated Balance Sheets as of July 31, 1999 and 1998.
* Consolidated Statements of Operations for the Years Ended July 31, 1999, 1998 and 1997.
*    Consolidated Statements of Stockholders' Equity for the Years Ended
     July 31, 1999, 1998 and 1997.
* Consolidated Statements of Cash Flows for the Years Ended July 31, 1999, 1998 and 1997.
*    Report of Independent Accountants dated September 8, 1999.

(a)(2) List of Financial Statement Schedules

     The following financial statement schedule of the Company and the Report of Independent Accountants are included on pages 49 and 48, respectively, of this Annual Report on Form 10-K and are incorporated by reference into this Item 14 on Form 10-K:

*    Report of Independent Accountants dated September 8, 1999.
* Schedule II--Valuation and Qualifying Accounts for the Years Ended July 31, 1999, 1998 and 1997.

     All other financial statement schedules are not required, are not applicable or the information called for therein is included elsewhere in the consolidated financial statements or related notes thereto.

(a)(3) List of Exhibits

Exhibit No.   Description
--------------------------------------------------------------------------------

3.1* Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-91002)

3.2* Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-91002)

3.3* Restated Stockholders' Agreement dated as of September 19, 1995 among the Company and the Management Stockholders (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

3.4* Rights Agreement, including the associated Form of Rights Certificate and Form of Certificate of Designation for Series A Junior Participating Preferred Stock, dated as of May 21, 1999, between The Carbide/Graphite Group, Inc. and State Street Bank (incorporated herein by reference to Exhibit 1 of the Company's Current Report on Form 8-K dated May 21, 1999 and filed on June 1,
              1999)

4.1* Specimen Certificate for Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

4.2* Indenture dated August 26, 1993 between the Company and State Street Bank and Trust Company, as trustee, relating to 11 1/2% Senior Notes Due 2003, including the form of Senior Note included therein (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

4.3* Supplemental Indenture No. 2 dated as of September 15, 1997 between the Company and State Street Bank and Trust Company, as trustee, related to the elimination of substantially all of the restrictive covenants and certain default provisions in the Senior
              Note Indenture (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.1* Securities Purchase Agreement dated as of September 25, 1991 between the Company and BOC (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-65150)

10.2* Asset Transfer Agreement dated as of July 9, 1988 among the Company, BOC and Centre Capital Investors, L.P. (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-65150)

10.3* Asset Purchase Agreement dated as of January 17, 1995 among the Company, The C/G Specialty Products Business Trust, Materials Technology Corporation and SGL Carbon Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 17, 1995)

10.4* Share Purchase Agreement dated as of January 17, 1995 between the Company and 9012-9677 Quebec Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 17, 1995)

10.5* Revolving Credit Agreement and Letter of Credit Issuance dated September 25, 1997 by and among the Company, PNC Bank, N.A. and the Financial Institutions party thereto (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.6* Second Amendment to Revolving Credit and Letter of Credit Issuance Agreement and Waiver between the Company and PNC Bank, N.A. dated April 30, 1998 (incorporated herein by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998, Commission File No. 0-20490)

Exhibit No.   Description
--------------------------------------------------------------------------------

10.7* Third Amendment to the Revolving Credit and Letter of Credit Issuance Agreement and Amendment to Revolving Credit Notes Among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated April 30, 1999 (incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999)

10.8 Fourth Amendment to the Revolving Credit and Letter of Credit Issuance Agreement Among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated September 8, 1999

10.9* Office Lease dated August 30, 1991 between the Company and The Equitable Life Assurance Society of the United States (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-65150) (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.10 Employment Agreement dated September 1, 1999 between the Company and Walter B. Fowler

10.11* Employment Agreement dated February 1, 1998 between the Company and Stephen D. Weaver (incorporated herein by reference to Exhibit
              10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1998, Commission File No. 0-20490)

10.12* Separation Agreement dated April 25, 1997 between the Company and Walter E. Damian (incorporated herein by reference to Exhibit
              10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.13* Separation Agreement dated April 25, 1997 between the Company and Jim J. Trigg (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.14 Separation Agreement dated August 11, 1999 between the Company and Ararat Hacetoglu

10.15 Separation Agreement dated October 6, 1999 between the Company and Michael F. Supon

10.16* 1995 Stock-Based Incentive Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

10.17* Amendment to 1995 Stock-Based Incentive Compensation Plan of the Company dated August 26, 1996 (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.18* Agreement under the 1995 Stock-Based Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.19* Non-Employee Director Stock-Based Incentive Compensation Plan of the Company dated August 26, 1996 (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.20* Incentive Bonus Plan of the Company (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.21* Supplemental Executive Savings Plan of the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.22* The 1998 Stock-Based Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.32 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31,
              1999)

Exhibit No.   Description
--------------------------------------------------------------------------------

10.23* Replacement Power Agreement between the Power Authority of the State of New York and the Company dated October 17, 1994 (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.24* Acetylene Purchase Agreement dated as of January 1, 1985 between BOC (as predecessor to the Company) and GAF Corporation (incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.25* Amendment to the Acetylene Supply Agreement between Air Products & Chemicals and the Company dated as of October 21, 1994 (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.26* Acetylene Agreement dated January 1, 1975, as amended June 12, 1978 and February 10, 1982, between Airco, Inc. and DuPont (incorporated herein by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.27* Agreement between the Company (Carbide Unit), Calvert City, Kentucky, and the Oil, Chemical and Atomic Workers, International Union, AFL-CIO Local 3-556, dated February 1, 1996 (incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.28 Agreement between the Company (Electrode Unit) and International Union of Electrical, Technical Salaried Machine and Furniture Workers, AFL-CIO Local Union 502, dated June 7, 1999

10.29* Agreement by and between the Company (Carbide Division), Louisville, Kentucky Plant, and International Brotherhood of Firemen and Oilers Local No. 320, Affiliated with the AFL-CIO, dated July 1, 1996 (incorporated herein by reference to Exhibit
              10.40 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.30* Agreement between the Company (Electrode Unit) and Oil, Chemical and Atomic Workers International Union and Local Union Number 8-23516, dated January 25, 1999 (incorporated herein by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999)

10.31* Master Lease between the Company and PNC Leasing Corp. dated January 27, 1997 (incorporated herein by reference to Exhibit
              10.43 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997, Commission File No. 0-20490)

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

(b) Reports on Form 8-K

On June 1, 1999, the Company filed a Report on Form 8-K dated May 21, 1999 announcing that its Board of Directors had approved a shareholders rights plan. On June 2, 1999, the Company filed a Report on Form 8-K dated June 2, 1999 announcing that it was in active negotiations with the union representing its hourly workforce at its St. Marys, PA plant. On June 7, 1999, the Company filed a Report on Form 8-K dated June 7, 1999 announcing that it had reached a labor agreement with the union representing its hourly workforce at its St. Marys, PA plant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 1999.

THE CARBIDE/GRAPHITE GROUP, INC.

By:         /s/  Walter B. Fowler
-------------------------------------------------
            (WALTER B. FOWLER)
            President and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 25, 1999.

Signature                                      Title
---------------------------------------------------------------------------------------------------------------------------

            /s/  Walter B. Fowler              Chairman of the Board, President, Chief Executive Officer and
------------------------------------------     Director (Principal Executive Officer)
            (WALTER B. FOWLER)

            /s/  Stephen D. Weaver             Vice President-Finance and Chief Financial Officer
------------------------------------------     (Principal Financial Officer)
            (STEPHEN D. WEAVER)

            /s/  Jeffrey T. Jones              Controller-Corporate Finance (Principal Accounting Officer)
------------------------------------------
            (JEFFREY T. JONES)

            /s/  Ararat Hacetoglu              Vice President and General Manager, Carbide Products
------------------------------------------
            (ARARAT HACETOGLU)

            /s/  Michael F. Supon              Vice President and General Manager, Electrodes and
------------------------------------------     Graphite Specialty Products
            (MICHAEL F. SUPON)

            /s/  Jim J. Trigg                  Vice President and General Manager, Seadrift Coke, L.P.
------------------------------------------
            (JIM J. TRIGG)

            /s/  James R. Ball                 Director
------------------------------------------
            (JAMES R. BALL)

            /s/  Paul F. Balser                Director
------------------------------------------
            (PAUL F. BALSER)

            /s/  Robert M. Howe                Director
------------------------------------------
            (ROBERT M. HOWE)

            /s/  Ronald B. Kalich              Director
------------------------------------------
            (RONALD B. KALICH)

            /s/  Nicholas T. Kaiser            Director
------------------------------------------
            (NICHOLAS T. KAISER)

            /s/  Charles E. Slater             Director
------------------------------------------
            (CHARLES E. SLATER)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The Carbide/Graphite Group, Inc.:

In connection with our audits of the consolidated financial statements of The Carbide/Graphite Group, Inc. and Subsidiaries (the Company) as of July 31, 1999 and 1998 and for each of the three years in the period ended July 31, 1999, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14 herein.

     In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP
----------------------------------
Pittsburgh, Pennsylvania
September 8, 1999

SCHEDULE II

THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended July 31, 1999, 1998 and 1997 (in thousands)

Col. A                                         Col. B            Col. C          Col. D         Col. E         Col. F
---------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                           Balance at        --------------------------
                                            Beginning           Charged      Charged to                    Balance at
                                            of Period        to Expense  Other Accounts    Deductions*  End of Period
---------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts:
   Year Ended July 31, 1999                    $2,025              $120              --         $1,326        $   819
   Year Ended July 31, 1998                     2,029                --              --             (4)         2,025
   Year Ended July 31, 1997                     1,896               120             $13             --          2,029
===========================================================================================================================

 * Represents uncollectible accounts written off and recoveries of customer accounts previously reserved for.