Form 10-Q
period 1999-10-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 1999-12-15
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER -- 0-20490

                             ----------------------

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

As of the close of business on December 12, 1999, there were 8,312,842 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q


   ITEM                                     DESCRIPTION                   PAGE
  ------        -------------------------------------------------------- ------

                 PART I
                 ------
    1            Index to Financial Statements .........................    2

    2            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..............   14

    3            Quantitative and Qualitative Disclosure
                      About Market Risk.................................   19

                 PART II
                 -------
    1            Legal Proceedings .....................................   20

    2            Changes in Securities and Use of Proceeds .............   *

    3            Defaults Upon Senior Securities .......................   *

    4            Submission of Matters to a Vote of Security Holders ...   *

    5            Other Information .....................................   *

    6            Index to Exhibits and Reports on Form 8-K .............   23


                 Signatures ............................................   24

--------------
*     Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                           DESCRIPTION                                   PAGE
----------------------------------------------------------------------  ------

Condensed Consolidated Balance Sheets
     as of October 31, 1999 and July 31, 1999 ........................    3

Unaudited Consolidated Statements of Operations
     for the Quarters Ended October 31, 1999 and 1998 ................    4

Unaudited Consolidated Statement of Stockholders' Equity
     for the Quarter Ended October 31, 1999 ..........................    5

Unaudited Consolidated Statements of Cash Flows for the
     Quarters Ended October 31, 1999 and 1998 ........................    6

Footnotes to Unaudited Condensed Consolidated Financial Statements ...    7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of October 31, 1999 and July 31, 1999
                    (in thousands, except share information)

                                                                                      October 31,           July 31,
                                                                                          1999                1999 *
                                                                                      -----------          ----------
                                                                                      (Unaudited)
                                   ASSETS
Current assets:
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $736 at October 31 and $819 at July 31 .................              $40,675             $37,997
    Inventories (Note 2) ...................................................              75,333              73,621
    Income taxes receivable  ...............................................                  --               6,592
    Deferred income taxes ..................................................              12,093              12,093
    Other current assets ...................................................               5,275               5,989
                                                                                      -----------          ----------
        Total current assets ...............................................             133,376             136,292
Property, plant and equipment, net .........................................             128,513             130,342
Other assets ...............................................................               8,313               7,782
                                                                                      -----------          ----------
            Total assets ...................................................            $270,202            $274,416
                                                                                      ===========          ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Overdrafts ...........................................................              $5,312              $4,079
      Accounts payable, trade ..............................................              12,026              16,937
      Antitrust claims reserve (Note 4) ....................................              19,951              21,404
      Other current liabilities ............................................              15,393              18,268
                                                                                      -----------          ----------
        Total current liabilities ..........................................              52,682              60,688
Long-term debt (Note 5) ....................................................             113,200             110,500
Other liabilities ..........................................................              22,111              21,911
                                                                                      -----------          ----------
          Total liabilities ................................................             187,993             193,099
                                                                                      -----------          ----------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares authorized;
         none outstanding ..................................................                  --                  --
    Common stock, $0.01 par value; 18,000,000 shares authorized;
        shares issued:  9,937,042 at October 31 and  July 31;
        shares outstanding:  8,337,842 at October 31 and July 31 ...........                  99                  99
    Additional paid-in capital, net of $1,398 equity issue costs ...........              36,616              36,616
    Retained earnings  .....................................................              56,487              55,595
    Other stockholders' equity items  ......................................             (10,993)            (10,993)
                                                                                      -----------          ----------
           Total stockholders' equity ......................................              82,209              81,317
                                                                                      -----------          ----------
            Total liabilities and stockholders' equity .....................            $270,202            $274,416
                                                                                      ===========          ==========

--------------
* Summarized from audited fiscal 1999 balance sheet.

          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the quarters ended October 31, 1999 and 1998
                 (in thousands, except share and per share data)

                                                                                   Quarter Ended October 31,
                                                                            ----------------------------------------
                                                                                   1999                 1998
                                                                            -------------------  -------------------
                                                                                          (Unaudited)
Net sales  ..............................................................              $51,123              $69,352
Operating costs and expenses:
    Cost of goods sold  .................................................               44,703               59,332
    Selling, general and administrative  ................................                2,980                3,584
    Other expense (Note 6)  .............................................                   --                8,043
                                                                             ------------------   ------------------
        Operating income (loss)  ........................................                3,440              (1,607)
Other costs and expenses:
    Interest expense, net ...............................................                2,092                1,458
                                                                             ------------------   ------------------
        Income (loss) before income taxes and extraordinary loss  .......                1,348              (3,065)
Provision for (benefit from) income taxes (Note 3)  .....................                  456              (1,072)
                                                                             ------------------   ------------------
        Net income (loss)   .............................................                 $892             ($1,993)
                                                                             ==================   ==================
Earnings per share information (Note 1):
----------------------------------------
Weighted average common shares outstanding  .............................            8,337,842            8,529,075
                                                                            ------------------   ------------------
Weighted average common and
  common equivalent shares outstanding  .................................            8,351,807                   --
                                                                             ------------------   ------------------
Net income (loss):
  Basic  ................................................................                $0.11              ($0.23)
                                                                             ==================   ==================
  Diluted  ..............................................................                $0.11              ($0.23)
                                                                             ==================   ==================

          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     for the quarter ended October 31, 1999
                      (in thousands, except share amounts)

                                                               Common Stock           Additional                       Other
                                        Comprehensive      ------------------------    Paid-In       Retained      Stockholders'
                                            Income           Shares       Amount       Capital       Earnings       Equity Items
                                       -----------------   ------------  ----------  -------------  ------------   ---------------

Balance at July 31, 1999 *..........                         9,937,042         $99        $36,616       $55,595         ($10,993)

Net income  .......................                $892                                                     892
                                       =================   ------------  ----------  -------------  ------------   ---------------

Balance at October 31,
  1999 (Unaudited)  ................                         9,937,042         $99        $36,616       $56,487         ($10,993)
                                                           ============  ==========  =============  ============   ===============

---------------
* Summarized from audited fiscal year 1999 statement of stockholders' equity.

          The accompanying notes are an integral part of the Unaudited
                  Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the quarters ended October 31, 1999 and 1998
                                 (in thousands)

                                                                                    Quarter Ended October 31,
                                                                                ----------------------------------
                                                                                     1999               1998
                                                                                ---------------    ---------------
                                                                                           (Unaudited)

Net income (loss) ..........................................................              $892            ($1,993)
Adjustments for noncash transactions:
  Depreciation and amortization  ...........................................             4,947              4,419
  Amortization of debt issuance costs  .....................................                53                 36
  Amortization of intangible assets  .......................................                13                 21
  Adjustments to deferred taxes  ...........................................                --             (1,853)
  Loss on the impairment of assets  ........................................                --              5,742
Increase (decrease) in cash from changes in:
  Accounts receivable  .....................................................            (2,738)              (779)
  Inventories  .............................................................            (1,712)               171
  Income taxes  ............................................................             7,267               (832)
  Other current assets  ....................................................               714                550
  Accounts payable and accrued expenses  ...................................            (9,914)             2,004
  Net change in other non-current assets and liabilities  ..................              (337)               504
                                                                                ---------------    ---------------
      Net cash provided by (used for) operations  ..........................              (815)             7,990
                                                                                ---------------    ---------------

Investing activities:
  Capital expenditures  ....................................................            (3,118)            (2,799)
                                                                                ---------------    ---------------
      Net cash used for investing activities  ..............................            (3,118)            (2,799)
                                                                                ---------------    ---------------

Financing activities:
  Funds from revolving credit facility  ....................................            21,500             18,470
  Repayments on revolving credit facility  .................................           (18,800)           (18,620)
  Purchase of treasury stock  ..............................................               --              (3,765)
  Other  ...................................................................             1,233             (1,276)
                                                                                ---------------    ---------------
       Net cash provided by (used for) financing activities  ...............             3,933             (5,191)
                                                                                ---------------    ---------------

Net change in cash and cash equivalents  ...................................                --                 --
Cash and cash equivalents, beginning of period  ............................                --                 --
                                                                                ===============    ===============
Cash and cash equivalents, end of period  ..................................                --                 --
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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

         The Carbide/Graphite Group, Inc. and Subsidiaries herein are referenced as the "Company." The Company's current fiscal year ends July 31, 2000.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM ACCOUNTING

         The Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999 includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of significant accounting policies followed by the Company in preparation of its consolidated financial statements and should be read in conjunction with this quarterly report on Form 10-Q. These policies were also followed in preparing the Unaudited Condensed Consolidated Financial Statements included herein. The 1999 year-end consolidated balance sheet data contained herein were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net income for the quarter ended October 31, 1999 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following table provides a reconciliation of the income (loss) and share amounts for the basic and diluted earnings per share computations for income (loss) from operations for the quarters ended October 31, 1999 and 1998 (dollar amounts in thousands):


                                                        For the quarters ended October 31,
                                  ------------------------------------------------------------------------
                                                1999                                         1998
                                  ---------------------------------- -------------------------------------
                                                              Per                                   Per
                                   Income                    Share    Income                       Share
                                   (Loss)      Shares        Amount   (Loss)        Shares         Amount
                                  --------   ----------     -------- -------      ----------     ---------
Basic earnings per share........    $892      8,337,842      $0.11   ($1,993)      8,529,075      ($0.23)
                                                            =======                              =========
Effect of dilutive securities:
  Options for common stock......      --         13,965                   --              --
                                   ------    ----------              -------      -----------


Diluted earnings per share......    $892      8,351,807      $0.11   ($1,993)      8,529,075      ($0.23)
                                   ======    ==========     =======  =======      ===========    =========

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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company is required to adopt Statement of Financial Accounting Standards #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for all of the quarters in its fiscal year ending July 31, 2001. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet completed its evaluation of the financial accounting and reporting impact of SFAS #133.


2.   INVENTORIES:

         Inventories consisted of the following (in thousands):

                                          October 31,           July 31,
                                             1999                 1999
                                          ----------             --------
Finished goods ....................        $ 23,179             $ 22,386
Work in process ...................          44,931               43,723
Raw materials .....................          13,031               13,429
                                           --------             --------
                                             81,141               79,538
LIFO reserve ......................         (16,429)             (16,487)
                                           --------             --------
                                             64,712               63,051
Supplies ..........................          10,621               10,570
                                           --------             --------
                                           $ 75,333             $ 73,621
                                           ========             ========

3.   INCOME TAXES:

         The provision for (benefit from) income taxes for the quarters ended October 31, 1999 and 1998 are summarized by the following effective tax rate reconciliations:

                                                    Quarter ended October 31,
                                                    -------------------------
                                                     1999              1998
                                                    ------            ------

Federal statutory tax rate......................      35.0 %           (35.0)%
Effect of:
     State taxes, net of federal benefit........       1.4               1.4
     Foreign sales corporation benefit .........      (1.6)             (1.6)
     Other......................................      (1.0)              0.2
                                                    ------            ------
       Effective tax rate ......................      33.8 %           (35.0)%
                                                    ======            ======

         The income tax provision for the quarter ended October 31, 1999 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2000.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs and a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH.

         The Company has reached settlement agreements representing approximately 96% of domestic antitrust claims with the class plaintiffs and the plaintiffs that filed lawsuits on March 30, 1998, April 3, 1998, April 17, 1998, May 14, 1998, May 28, 1998, June 17, 1998 and March 31, 1999 and other purchasers who had yet to file lawsuits. The settlement agreement with the class has received preliminary approval by the Court but is still subject to final approval. The settlement with the class plaintiffs, which contemplates possible payments to certain foreign purchasers, allows the Company to terminate the settlement if the claims of foreign purchasers who opt out of the class settlement exceed certain levels and allows the class plaintiffs to terminate the settlement agreement if the Company's sales to certain foreign purchasers, as defined in the settlement agreement, exceed certain levels.

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

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. On September 24, 1999, three Australian companies and one New Zealand company filed a complaint against the same parties as are named in the lawsuit filed on February 10, 1999. These cases assert substantially the same claims and seek the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits. The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have agreed to plead or have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to or been ordered to pay fines and, in the case of Messrs. Krass and Hart, have agreed to serve prison sentences, in connection with those guilty pleas or agreements to plead guilty.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7.0 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45.0 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, the antitrust matters could result in aggregate liabilities and costs which could

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED

differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of October 31, 1999, $25.0 million in antitrust settlements and costs had been paid.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of October 31, 1999. As of October 31, 1999, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.   LONG-TERM DEBT:

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998, the Company entered into an agreement with a consortium of banks led by PNC Bank for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As of October 31, 1999, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.8%. Repayment of funds borrowed under the credit agreement is not required until the expiration of the facility. The most restrictive covenants under the 1997 Revolving Credit Facility include a maximum Consolidated Total Indebtedness to EBITDA Ratio of
3.75 to 1.0, a minimum Interest Coverage Ratio of 3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Facility agreement, as amended, excludes the Antitrust Charge from EBITDA for both pricing and covenant calculation purposes. The 1997 Revolving Credit Facility is collateralized with receivables, inventory and substantially all of the Company's property, plant and equipment. As of October 31, 1999, the Company had $30.0 million available under the 1997 Revolving Credit Facility. As of October 31, 1999, borrowings totaled $113.2 million and outstanding letters of credit were $6.8 million.

         Effective December 10, 1999, the Company amended its 1997 Revolving Credit Facility. The amendment temporarily reduces the minimum Interest Coverage Ratio, reduces the minimum Consolidated Tangible Net Worth requirement and temporarily increases the maximum Consolidated Total Indebtedness to EBITDA Ratio to accommodate the expected impact of a working capital improvement program being implemented by the Company during fiscal 2000. Interest costs on the 1997 Revolving Credit Facility will be calculated based on a floating LIBOR rate plus 2.25% until the Interest Coverage Ratio increases above 3.50 to 1.0 and the Consolidated Total Indebtedness to EBITDA Ratio decreases below 3.75 to
1.0. Commitments for borrowings under the 1997 Revolving Credit Facility will be reduced from $150 million to $140 million as of January 31, 2000 and the Company will have the option to complete its remaining $4.3 million share repurchase program through the end of fiscal 2000 if it achieves certain debt levels.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


6.   OTHER ITEMS:

OTHER EXPENSE

         During the quarter ended October 31, 1998, the Company announced plans to close certain baking and graphitizing operations at its St. Marys, Pennsylvania plant. Other expense in the quarter ended October 31, 1998 represents an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs. Essentially all of these costs were funded during the Company's fiscal year ended July 31, 1999.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED

7.   SEGMENT INFORMATION:

         Information about the Company's reportable segments as of October 31 and July 31, 1999 and for the quarters ended October 31, 1999 and 1998 follows (amounts in thousands):

                                                                                   Quarter Ended October 31,
                                                                             ---------------------------------------
                                                                                   1999                 1998
                                                                             ------------------   ------------------
Net sales to customers:
Graphite electrode products  ............................................              $39,654              $53,503
Calcium carbide products  ...............................................               11,469               15,849
                                                                             ------------------   ------------------
    Total net sales to customers  .......................................               51,123               69,352
                                                                             ------------------   ------------------
Intersegment sales, at prevailing market prices:
Graphite electrode products  ............................................                   24                   47
Eliminations  ...........................................................                  (24)                 (47)
                                                                             ------------------   ------------------
    Total net sales  ....................................................              $51,123              $69,352
                                                                             ==================   ==================

Operating income (loss):
Graphite electrode products (a)  ........................................               $3,676               $6,776
Calcium carbide products  ...............................................                  862                1,436
Unallocated corporate expenses  .........................................               (1,098)              (9,819)
                                                                             ------------------   ------------------
    Operating income (loss)  ............................................                3,440              ($1,607)
                                                                             ==================   ==================

Depreciation and amortization:
Graphite electrode products   ...........................................               $4,507               $3,994
Calcium carbide products  ...............................................                  411                  399
Unallocated corporate  ..................................................                   42                   45
                                                                             ------------------   ------------------
    Total depreciation and amortization  ................................               $4,960               $4,438
                                                                             ==================   ==================

EBITDA: (b)
Graphite electrode products   ...........................................               $8,183              $10,770
Calcium carbide products  ...............................................                1,273                1,835
Unallocated corporate  ..................................................               (1,056)              (1,731)
                                                                             ------------------   ------------------
    Total EBITDA  .......................................................               $8,400              $10,874
                                                                             ==================   ==================

                                                                                October 31,           July 31,
                                                                                   1999                 1999
                                                                             ------------------   ------------------
Total assets:
Graphite electrode products   ...........................................             $226,336             $224,773
Calcium carbide products  ...............................................               28,303               27,888
Corporate assets  .......................................................               15,563               21,755
                                                                             ------------------   ------------------
    Total assets  .......................................................             $270,202             $274,416
                                                                             ==================   ==================

(a) Excludes other expenses in the quarter ended October 31, 1998 which are included in "unallocated corporate expenses" (See Note 6).

(b) EBITDA is defined as operating income (loss) before depreciation and amortization and other expenses. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. However, management believes that EBITDA is an appropriate measure of the Company's ability to service its cash requirements. EBITDA is an important measure in assessing the performance of the Company's business segments.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE FISCAL FIRST QUARTER ENDED OCTOBER 31, 1999 VERSUS 1998

         The following table sets forth certain financial information for the quarters ended October 31, 1999 and 1998 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-Q:

                                                                                  Quarter Ended October 31,
                                                                               --------------------------------
                                                                                   1999               1998
                                                                               --------------     -------------
                                                                                         (Unaudited)
Net sales:
    Graphite electrode products  .........................................           $39,654           $53,503
    Calcium carbide products  ............................................            11,469            15,849
                                                                               --------------     -------------
          Total net sales  ...............................................           $51,123           $69,352
                                                                               ==============     =============

Percentage of net sales:
    Graphite electrode products  .........................................              77.6 %            77.1 %
    Calcium carbide products  ............................................              22.4              22.9
                                                                               --------------     -------------
          Total net sales  ...............................................             100.0 %           100.0 %
                                                                               ==============     =============

Gross profit as a percentage of segment net sales:
    Graphite electrode products  .........................................              12.7 %            15.2 %
    Calcium carbide products  ............................................              12.0              12.1

Percentage of total net sales:
    Total gross profit  ..................................................              12.6 %            14.4 %
    Selling, general and administrative  .................................               5.8               5.2
    Operating income (loss)  .............................................               6.7              (2.3)
    Net income (loss)  ...................................................               1.7              (2.9)

                                ----------------

         Net sales for the quarter ended October 31, 1999 were $51.1 million versus $69.4 million in the prior year comparable quarter, a 26.3% decrease. Graphite electrode product sales decreased 25.9% from the prior year comparable quarter to $39.7 million, while calcium carbide product sales decreased 27.6% to $11.5 million.

         Within the graphite electrode products segment, graphite electrode net sales were $30.5 million, a 21.8% decrease resulting from a 10.9% decrease in electrode shipments and a 12.3% decrease in average electrode prices. Weakness in certain regions of the global economy continued to have a negative impact on graphite electrode demand during the quarter ended October 31, 1999. Graphite electrode shipments totaled 26.8 million pounds versus 30.0 million pounds in last year's first quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended October 31, 1999 were 54.6% and 45.4%, respectively, versus 54.9% and 45.1%, respectively, in last year's first quarter. Domestic graphite electrode prices decreased 9.4% in the current quarter as compared to last year's first quarter as weakness in the U.S. steel industry during the second half of 1998 and first half of 1999 negatively impacted domestic pricing. Average foreign electrode prices deceased 16.8% in the current quarter versus last year's first quarter due to the continued strength of the U.S. dollar against the Euro and weaker demand overseas during the first half of 1999. The Company expects demand for graphite electrodes to improve throughout the remainder of fiscal 2000 as the global economy improves and world-wide production of electric arc furnace steel increases. This trend is expected to result in an increase in graphite electrode shipments in fiscal 2000 as compared to fiscal 1999. Needle coke sales were $4.8 million versus $8.6 million a year ago, with the decrease resulting from a 32.0% decrease in needle coke shipments and a 16.7% decrease in average needle coke prices. Shipments and average prices for needle coke were lower during the current quarter due to weaker demand for needle coke that was primarily the result of lower demand for and production of graphite electrodes. A higher mix of foreign shipments during the current quarter also negatively impacted average needle coke prices. Graphite specialty product sales during the quarter ended October 31, 1999 were $4.3 million versus $6.0 million in the prior year comparable quarter. The decrease in sales was attributable to a decrease in bulk and granular graphite shipments.

         Within the calcium carbide products segment, acetylene sales (which includes pipeline acetylene and calcium carbide for fuel gas applications) decreased 42.2% to $5.5 million for the quarter ended October 31, 1999. The decrease in sales was due to lower shipments. ISP, the Company's largest pipeline acetylene customer, reduced their demand for the Company's acetylene during fiscal 1999 by approximately 75% of its historical levels. This reduction in demand continued into the quarter ended October 31, 1999 and may be permanent. Scheduled maintenance outages by the Company's pipeline acetylene customers also negatively impacted demand during the current quarter. Sales of calcium carbide for metallurgical applications were $4.5 million which was 14.8% lower than last year's comparable quarter. Weakness in the domestic steel market as well as substitute products had a negative impact on demand for calcium carbide for metallurgical applications. Net sales of acetylene and calcium carbide for metallurgical applications are expected to remain at lower levels throughout fiscal 2000 and, potentially, beyond as a result of increased competition and weak demand in these product lines.

         Gross profit as a percentage of graphite electrode product sales for the quarter ended October 31, 1999 was 12.7% versus 15.2% in the prior year comparable quarter. The decrease in the gross margin was primarily the result of lower shipments of and net prices for graphite electrodes and needle coke. In addition, Seadrift Coke, L.P. took a scheduled maintenance outage during the current quarter that negatively impacted plant operating efficiency. Also, depreciation and amortization was $0.5 million higher during the current quarter, which negatively impacted the gross profit margin by 1.0%. Gross profit as a percentage of calcium carbide product sales was essentially unchanged as compared to last year's first quarter at 12.0%.

         Selling, general and administrative expenses for the quarter ended October 31, 1999 were $3.0 million versus $3.6 million in last year's comparable quarter. The decrease was primarily due to the cost saving initiative implemented by the Company during fiscal 1999.

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

         Net interest expense for the quarter ended October 31, 1999 was $2.1 million representing interest, amortization and fees associated with the Company's revolving credit facility. Net interest expense for the quarter ended October 31, 1998 was $1.5 million and included $2.0 million of interest and amortization expense associated with the Company's revolving credit facility, less $0.5 million of capitalized interest.

         The income tax provision for the quarter ended October 31, 1999 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2000. The current year effective rate differs differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.

         During the quarter ended October 31, 1999, the Company announced that it was implementing a working capital improvement program during fiscal 2000. While this program is expected to have a positive effect on operating cash flows, the program may result in the Company reporting a net loss from operations for the quarters ending January 31, 2000 and April 30, 2000 and for the fiscal year ending July 31, 2000. See a more detailed description of the Company's working capital improvement program under "Liquidity and Capital Resources" below.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company is required to adopt Statement of Financial Accounting Standards #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for all of the quarters in its fiscal year ending July 31, 2001. SFAS #133 establishes accounting and reporting standards for derivatives and hedging activities. The Company has not yet completed its evaluation of the financial accounting and reporting impact of SFAS #133.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs are primarily for capital expenditures, working capital (including antitrust settlements) and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects. The Company currently estimates that it will spend approximately $10 million in capital improvements during its fiscal year ending July 31, 2000. In addition, the Company currently estimates that it will fund approximately $20 million in antitrust payments during fiscal 2000. The recent increase in prices of oil (a major raw material for the Company's needle coke affiliate, Seadrift Coke, L.P.) has resulted in an increased working capital requirement for this raw material.

         During the quarter ended October 31, 1999, the Company announced that it was implementing a working capital improvement program during fiscal 2000. In connection with this program, the Company has temporarily reduced graphite electrode and needle coke production in order to reduce inventory levels and further improve the Company's cost structure. This program is expected to have a positive effect on operating cash flows as cash outflows for raw materials, labor and utilities will be reduced during the period of lower production. However, the program is expected to have a negative impact on the Company's operating results during the period of reduced production, as the Company will not realize operating efficiencies typical of higher levels of production. This situation may result in the Company reporting a net loss from operations for the quarters ending January 31, 2000 and April 30, 2000 and for the fiscal year ending July 31, 2000. The program has resulted in the temporary layoff of approximately 180 employees.

         The Company believes that its cash flows from operations (including the expected benefits of its working capital improvement initiative described above) and availability under its revolving credit facility (as amended and more fully described below) will be sufficient to fund all of its currently planned liquidity needs through at least the expiration of its revolving credit facility in December 2003. However, the terms and conditions of any settlements of pending antirust claims may adversely impact the Company's expected liquidity needs. Also, the Company's expected cash flows from operations could be negatively impacted if weak demand for the Company's products continues or increased oil costs continue for an extended period of time. In the event that such resources are not available to fund the Company's planned capital expenditures, service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to refinance or renegotiate its revolving credit facility, obtain additional funding or further delay discretionary capital projects. If the Company were required to refinance or renegotiate its revolving credit facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998, the Company entered into an agreement with a consortium of banks led by PNC Bank for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As of October 31, 1999, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 6.8%. Repayment of funds borrowed under the credit agreement is not required until the expiration of the facility. The most restrictive covenants under the 1997 Revolving Credit Facility include a maximum Consolidated Total Indebtedness to EBITDA Ratio of
3.75 to 1.0, a minimum Interest Coverage Ratio of 3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The 1997 Revolving Credit Facility agreement, as amended, excludes the Antitrust Charge from EBITDA for both pricing and covenant calculation purposes. The 1997 Revolving Credit Facility is collateralized with receivables, inventory and substantially all of the Company's property, plant and equipment. As of October 31, 1999, the Company had $30.0 million available under the 1997 Revolving Credit Facility. As of October 31, 1999, borrowings totaled $113.2 million and outstanding letters of credit were $6.8 million.

         Effective December 10, 1999, the Company amended its 1997 Revolving Credit Facility. The amendment temporarily reduces the minimum Interest Coverage Ratio, reduces the minimum Consolidated Tangible Net Worth requirement and temporarily increases the maximum Consolidated Total Indebtedness to EBITDA Ratio to accommodate the expected net losses from operations during the quarters ending January 31, 2000 and April 30, 2000. Interest costs on the 1997 Revolving Credit Facility will be calculated based on a floating LIBOR rate plus 2.25% until the Interest Coverage Ratio increases above 3.50 to 1.0 and the Consolidated Total Indebtedness to EBITDA Ratio decreases below 3.75 to 1.0. Commitments for borrowings under the 1997 Revolving Credit Facility will be reduced from $150 million to $140 million as of January 31, 2000 and the Company will have the option to complete its remaining $4.3 million share repurchase program through the end of fiscal 2000 if it achieves certain debt levels.

         During fiscal 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations, including the Company's liquidity needs. As of October 31, 1999, the Company had repurchased 467,200 shares of Common Stock at a total cost of $5.7 million.


CASH FLOW INFORMATION

         Cash flow used by operations for the quarter ended October 31, 1999 was $0.8 million. Cash inflows from net income plus non-cash items of $5.9 million were offset by net cash outflows from changes in working capital items, including cash outflows of $2.7 million for accounts receivable, $1.7 million for inventory and $9.9 million for trade accounts payable and accrued expenses. Net interest payments during the quarter totaled $1.9 million and the Company received a $6.8 million net income tax refund during the quarter ended October 31, 1999.

         Investing activities for the quarter ended October 31, 1999 included capital expenditures of $3.1 million. Cash flow provided by financing activities for the quarter ended October 31, 1999 was $3.9 million, including $2.7 million from the 1997 Revolving Credit Facility.

OTHER ITEMS

ENVIRONMENTAL

         In the process of developing permit applications for facility upgrades at the St. Marys, PA graphite plant, the Company determined that certain parameters in its air permits do not reflect current operations. The Company has advised the appropriate state environmental authorities. The Company is in the process of preparing a proposed plan of action to achieve resolution of this issue. Such plan of action will include the installation and ongoing operation of an air emissions scrubbing unit. A preliminary cost estimate for this unit is approximately $3.0 million installed, plus $0.5 million per year in ongoing cash operating costs. The Company believes that certain costs are subject to reimbursement under an environmental indemnity agreement the Company has with The BOC Group, plc, the predecessor to the Company. It is unclear whether or not the state will levy a fine in connection with this issue.


YEAR 2000 COMPLIANCE

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

Factors that could affect actual future results include the developments related to the antitrust investigations by the DOJ, the antitrust enforcement authorities of the European Union or related civil lawsuits as well as the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof. While the Company believes that the antitrust reserve is adequate, there can be no assurance that future developments or other factors might not adversely affect current estimates. Such factors also include the possibility that increased demand or prices for the Company's products may not occur or continue, the success of the Company's working capital improvement initiative, changing economic and competitive conditions (including currency exchange rate and commodity pricing fluctuations), technological risks and other risks, costs and delays associated with the start-up and operation of major capital projects (including the Company's modernization program), changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in this and the Company's other filings with the Securities and Exchange Commission. Neither the statements contained in this report nor any reserve or charge recorded by the Company relating to civil lawsuits or claims shall be deemed to constitute an admission as to any liability in connection with the subject matter thereof. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.


Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the quarter ended October 31, 1999 which would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but has been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but has also been transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs and a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH.

         The Company has reached settlement agreements representing approximately 96% of domestic antitrust claims with the class plaintiffs and the plaintiffs that filed lawsuits on March 30, 1998, April 3, 1998, April 17, 1998, May 14, 1998, May 28, 1998, June 17, 1998 and March 31, 1999 and other purchasers who had yet to file lawsuits. The settlement agreement with the class has received preliminary approval by the Court but is still subject to final approval. The settlement with the class plaintiffs, which contemplates possible payments to certain foreign purchasers, allows the Company to terminate the settlement if the claims of foreign purchasers who opt out of the class settlement exceed certain levels and allows the class plaintiffs to terminate the settlement agreement if the Company's sales to certain foreign purchasers, as defined in the settlement agreement, exceed certain levels.

Although various of the settlements are unique, in the aggregate they consist generally of current and deferred cash payments and, in a number of cases, provisions which provide for additional payments under certain circumstances ("most favored nations" provisions). In addition to the settlements discussed above, the Company may also settle with various additional purchasers.

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. On September 24, 1999, three Australian companies and one New Zealand company filed a complaint against the same parties as are named in the lawsuit filed on February 10, 1999. These cases assert substantially the same claims and seek the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits. The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have agreed to plead or have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to or been ordered to pay fines and, in the case of Messrs. Krass and Hart, have agreed to serve prison sentences, in connection with those guilty pleas or agreements to plead guilty.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7.0 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45.0 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of October 31, 1999, $25.0 million in antitrust settlements and costs had been paid.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of October 31, 1999. As of October 31, 1999, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
Item 6

EXHIBITS AND REPORTS ON FORM 8-K


                              A. INDEX TO EXHIBITS

10.32 Fifth Amendment to the Revolving Credit and Letter of Credit Issuance Agreement among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated December 10, 1999

27       Financial Data Schedule

                             B. REPORTS ON FORM 8-K

         During the quarter ended October 31, 1999, the Company filed a Current Report on Form 8-K which reflected the Company's press release reporting the resignation of James G. Baldwin as a director of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on December 14, 1999.

                     SIGNATURE                                                       TITLE
-----------------------------------------------------------------------------------------------------------------
                /S/ WALTER B. FOWLER                     CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
-----------------------------------------------------
                 (WALTER B. FOWLER)


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


                                                         VICE PRESIDENT AND GENERAL MANAGER,
                /S/ MICHAEL F. SUPON                     ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
-----------------------------------------------------
                 (MICHAEL F. SUPON)


                                                         VICE PRESIDENT AND GENERAL MANAGER,
                /S/ ARARAT HACETOGLU                     CARBIDE PRODUCTS
-----------------------------------------------------
                 (ARARAT HACETOGLU)


                                                         VICE PRESIDENT AND GENERAL MANAGER,
                  /S/ JIM J. TRIGG                       SEADRIFT COKE, L.P.
-----------------------------------------------------
                   (JIM J. TRIGG)