Form 10-Q
period 2000-01-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 2000-03-14
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER -- 0-20490

                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of the close of business on March 10, 2000, there were 8,331,342 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q




  ITEM                             DESCRIPTION                          PAGE
 ------ ------------------------------------------------------------   ------

        PART I

   1    Index to Financial Statements ..............................       2

   2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...................      14

   3    Quantitative and Qualitative Disclosure
             About Market Risk .....................................      20


        PART II

   1    Legal Proceedings ..........................................      21

   2    Changes in Securities ......................................       *

   3    Defaults Upon Senior Securities ............................       *

   4    Submission of Matters to a Vote of Security Holders ........      24

   5    Other Information ..........................................       *

   6    Index to Exhibits and Reports on Form 8-K ..................      25


        Signatures .................................................      26

-------------
* Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
 Condensed Consolidated Balance Sheets as of January 31, 2000
       and July 31, 1999 ..................................................  3

  Unaudited Consolidated Statements of Operations for the Quarters
       and Six Months Ended January 31, 2000 and 1999 .....................  4

  Unaudited Consolidated Statement of Stockholders' Equity for the Six
       Months Ended January 31, 2000 ......................................  5

  Unaudited Consolidated Statements of Cash Flows for the Quarters
       and Six Months Ended January 31, 2000 and 1999 .....................  6

  Footnotes to Unaudited Condensed Consolidated Financial Statements ......  7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of January 31, 2000 and July 31, 1999
                    (in thousands, except share information)

                                                                         January 31,          July 31,
                                                                             2000              1999 *
                                                                         -----------          --------
                                                                         (Unaudited)
                                     ASSETS
Current assets:
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $796 at January 31 and $819 at July 31 .......          $ 39,057           $ 37,997
    Inventories (Note 2) ........................................            63,099             73,621
    Income taxes receivable .....................................             4,175              6,592
    Deferred income taxes .......................................             8,055             12,093
    Other current assets ........................................             4,283              5,989
                                                                           --------           --------
        Total current assets ....................................           118,669            136,292
Property, plant and equipment, net ..............................           125,517            130,342
Other assets ....................................................             8,955              7,782
                                                                           --------           --------
            Total assets ........................................          $253,141           $274,416
                                                                           ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Overdrafts ................................................          $  5,944           $  4,079
      Accounts payable, trade ...................................            11,740             16,937
      Antitrust claims reserve (Note 4) .........................             9,363             21,404
      Other current liabilities .................................            14,928             18,268
                                                                           --------           --------
          Total current liabilities .............................            41,975             60,688
Long-term debt (Note 5) .........................................           111,000            110,500
Deferred income taxes and other liabilities .....................            22,688             21,911
                                                                           --------           --------
          Total liabilities .....................................           175,663            193,099
                                                                           --------           --------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; none outstanding ..............................                --                 --
    Common stock, $0.01 par value; 18,000,000 shares authorized;
      shares issued:  9,942,042 at January 31 and 9,937,042 at
      July 31; shares outstanding:  8,317,842 at January 31 and
      8,337,842 at July 31 ......................................                99                 99
    Additional paid-in capital ..................................            36,616             36,616
    Retained earnings ...........................................            51,931             55,595
    Other stockholders' equity items ............................           (11,168)           (10,993)
                                                                           --------           --------
            Total stockholders' equity ..........................            77,478             81,317
                                                                           --------           --------
            Total liabilities and stockholders' equity ..........          $253,141           $274,416
                                                                           ========           ========

*  Condensed from audited fiscal 1999 balance sheet.



The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF
                OPERATIONS for the quarters and six months ended
                            January 31, 2000 and 1999
                 (in thousands, except share and per share data)

                                                           Quarter Ended January 31,          Six Months Ended January 31,
                                                           -------------------------          ----------------------------
                                                             2000             1999               2000             1999
                                                           --------         --------           --------         ---------
                                                                 (Unaudited)                         (Unaudited)


Net sales ........................................         $53,634          $58,165            $104,757         $127,517
Operating costs and expenses:
    Cost of goods sold (Note 2) ..................          54,942           49,469              99,645          108,801
    Selling, general and administrative ..........           3,243            3,398               6,223            6,982
    Other expense (Note 6) .......................               -                -                   -            8,043
                                                           -------          -------            --------         --------
        Operating income (loss) ..................          (4,551)           5,298              (1,111)           3,691
Other costs and expenses:
    Interest expense, net ........................           2,459            1,475               4,551            2,933
                                                           -------          -------            --------         --------
        Income (loss) before income taxes ........          (7,010)           3,823              (5,662)             758
Provision for (benefit from) taxes (Note 3)  .....          (2,454)           1,337              (1,998)             265
                                                           -------          -------            --------         --------
        Net income (loss)  .......................         $(4,556)         $ 2,486            $ (3,664)        $    493
                                                           =======          =======            ========         ========

Earnings per share information (Note 1):

Weighted average common shares
  outstanding ....................................       8,314,509        8,353,342           8,326,175        8,440,459
                                                         ---------        ---------           ---------        ---------

Weighted average common and common
  equivalent shares outstanding ..................               -        8,380,867                   -        8,468,833
                                                         ---------        ---------           ---------        ---------

Net income (loss):

    Basic  .......................................          $(0.55)           $0.30              $(0.44)           $0.06
                                                            ======            =====              ======            =====
    Diluted  .....................................          $(0.55)           $0.30              $(0.44)           $0.06
                                                            ======            =====              ======            =====



The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the six months ended January 31, 2000
                      (in thousands, except share amounts)


                                                           Common Stock            Additional                        Other
                                   Comprehensive    --------------------------      Paid-In         Retained      Stockholders'
                                       Loss         Shares             Amount       Capital         Earnings       Equity Items
                                   -------------    ------             -------     ----------       ---------     -------------
Balance at July 31, 1999 * ....                     9,937,042            $99         $36,616         $55,595        $(10,993)

Net loss ......................      $ (3,664)                                                        (3,664)
                                     ========
Exercise of stock options .....                         5,000
Purchase of treasury stock ....                                                                                         (175)
                                                    ---------            ---         -------         -------         -------

Balance at January 31,
  2000 (Unaudited) ............                     9,942,042            $99         $36,616         $51,931        $(11,168)
                                                    =========            ===         =======         =======        ========

----------
* Condensed from audited fiscal year 1999 statement of stockholders' equity.



The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the quarters and six months ended January 31, 2000 and 1999
                                 (in thousands)

                                                                  Quarter Ended January 31,          Six Months Ended January 31,
                                                                  -------------------------          ----------------------------
                                                                     2000            1999              2000               1999
                                                                  ----------      ---------          --------           ---------
                                                                         (Unaudited)                         (Unaudited)

Net income (loss)  ........................................        $ (4,556)      $  2,486           $ (3,664)          $   493
Adjustments for non-cash transactions:
  Depreciation and amortization  ..........................           4,888          4,161              9,835             8,580
  Amortization of debt issuance costs  ....................              66             36                119                72
  Amortization of intangible assets  ......................              16             22                 29                43
  Changes in deferred taxes  ..............................           4,038             10              4,038            (1,843)
  Loss on the impairment of assets  .......................               -              -                  -             5,742
Increase (decrease) in cash from changes in:
  Accounts receivable  ....................................           1,558          4,190             (1,180)            3,411
  Inventories  ............................................          12,234         (3,394)            10,522            (3,223)
  Income taxes  ...........................................          (4,850)         1,275              2,417               443
  Other current assets  ...................................             992            189              1,706               739
  Accounts payable and accrued expenses  ..................         (10,664)       (12,849)           (20,578)          (10,845)
  Other non-current assets and liabilities, net ...........             (87)            95               (424)              599
                                                                   --------       --------           --------           -------
      Net cash provided by (used for) operations  .........           3,635         (3,779)             2,820             4,211
                                                                   --------       --------           --------           -------

Investing activities:
  Capital expenditures  ...................................          (1,892)        (3,172)            (5,010)           (5,971)
                                                                   --------       --------           --------           -------
      Net cash used for investing activities  .............          (1,892)        (3,172)            (5,010)           (5,971)
                                                                   --------       --------           --------           -------

Financing activities:
  Proceeds from revolving credit facility  ................          26,750         15,300             48,250            33,770
  Repayment on revolving credit facility  .................         (28,950)       (12,350)           (47,750)          (30,970)
  Overdrafts and other  ...................................             457          4,001              1,690            (1,040)
                                                                   --------       --------           --------           -------
         Net cash provided by
            (used for) financing activities  ..............          (1,743)         6,951              2,190             1,760
                                                                   --------       --------           --------           -------

Net change in cash and cash equivalents  ..................               -              -                  -                 -
Cash and cash equivalents, beginning of period  ...........               -              -                  -                 -
                                                                   --------       --------           --------           -------
Cash and cash equivalents, end of period  .................               -              -                  -                 -
                                                                   ========       ========           ========           =======



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

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net loss for the six months ended January 31, 2000 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following tables provide a reconciliation of the income and share amounts for the basic and diluted earnings per share computations for the quarters and six months ended January 31, 2000 and 1999 (dollar amounts in thousands):

                                                        For the quarters ended January 31,
                                  ---------------------------------------------------------------------------------
                                                2000                                         1999
                                  ------------------------------------        -------------------------------------
                                                 Weighted        Per                          Weighted         Per
                                   Income         Average       Share           Income         Average        Share
                                   (Loss)         Shares       Amount           (Loss)         Shares        Amount
                                   ------        --------      ------           ------        --------       ------
Basic earnings per share.......   $(4,556)       8,314,509     $(0.55)           $2,486       8,353,342       $0.30
                                                               ======                                         =====
Effect of dilutive securities:
  Options for common stock.....         -               -                            -          27,525
                                  -------        ---------                       ------       ---------
Diluted earnings per share ....   $(4,556)       8,314,509     $(0.55)           $2,486       8,380,867       $0.30
                                  =======        =========     ======            ======       =========       =====


                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED




                                                       For the six months ended January 31,
                                  ---------------------------------------------------------------------------------
                                                2000                                         1999
                                  -----------------------------------             ---------------------------------
                                                 Weighted       Per                           Weighted        Per
                                  Income          Average      Share              Income       Average       Share
                                  (Loss)          Shares       Amount             (Loss)       Shares        Amount
                                  ------          ------       ------             ------       ------        ------
Basic earnings per share.......   $(3,664)       8,326,175     $(0.44)             $493       8,440,459       $0.06
                                                               ======                                         =====
Effect of dilutive securities:
  Options for common stock.....          -               -                            -          28,374
                                  -------        ---------                         ----       ---------
Diluted earnings per share ....   $(3,664)       8,326,175     $(0.44)             $493       8,468,833       $0.06
                                  =======        =========     ======              ====       =========       =====


         The weighted-average number of options for common stock outstanding for both the quarter and six months ended January 31, 2000 was 688,900, versus 441,000 and 442,500 for the quarter and six months ended January 31, 1999, respectively. Options assumed to be outstanding for purposes of the dilutive earnings per share computations were reduced utilizing the treasury stock method. Since the Company's results were a net loss for the quarter and six months ended January 31, 2000, common equivalent shares were excluded from the diluted earnings per share computation for those periods as their effect would have been anti-dilutive.


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


2. INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                    January 31,         July 31,
                                                        2000              1999
                                                    -----------         --------
          Finished goods.....................         $ 18,630          $ 22,386
          Work in process....................           34,186            43,723
          Raw materials .....................           13,219            13,429
                                                      --------          --------
                                                        66,035            79,538
          LIFO reserve ......................          (13,809)          (16,487)
                                                      --------          --------
                                                        52,226            63,051
          Supplies ..........................           10,873            10,570
                                                      --------          --------
                                                      $ 63,099          $ 73,621
                                                      ========          ========

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


         The decline in inventory values from July 31, 1999 to January 31, 2000 was primarily due to the Company's working capital improvement program. The Company has temporarily reduced graphite electrode and needle coke production to lower inventory levels. The Company estimates that its cost of goods sold for the quarter and six months ended January 31, 2000 includes approximately $7 million in fixed costs that would have been capitalized into inventory had the Company been operating at normal production levels during the quarter.


3. INCOME TAXES:

         The provision for income taxes for the quarters and six months ended January 31, 2000 and 1999 are summarized by the following effective tax rate reconciliations:

                                                    Quarter Ended                Six Months Ended
                                                     January 31,                    January 31,
                                                  --------------------           -------------------
                                                  2000            1999           2000           1999
                                                  ----            ----           ----           ----
Federal statutory tax rate  ................     (35.0)%          35.0%         (35.0)%         35.0%
Effect of:
     State taxes, net of federal benefit  ..       1.4             1.4            1.4            1.4
     Foreign sales corporation benefit  ....      (1.6)           (1.6)          (1.6)          (1.6)
     Other  ................................       0.2             0.2           (0.1)           0.2
                                                 -----            ----          -----           ----
       Effective tax rate  .................     (35.0)%          35.0%         (35.3)%         35.0%
                                                 =====            ====          =====           ====

         The income tax benefits for the quarter and six months ended January 31, 2000 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2000.


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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH and a third amended complaint.

         The Company has reached settlement agreements representing approximately 96% of domestic antitrust claims with the class plaintiffs and the plaintiffs that filed lawsuits on March 30, 1998, April 3, 1998, April 17, 1998, May 14, 1998, May 28, 1998, June 17, 1998 and March 31, 1999 and other purchasers who had yet to file lawsuits. The settlement agreement with the class has been approved by the Court. Although various of the settlements are unique, in the aggregate they consist generally of current and deferred cash payments and, in a number of cases, provisions which provide for additional payments under certain circumstances ("most favored nations" provisions). In addition to the settlements discussed above, the Company may also settle with various additional purchasers.

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. On September 24, 1999, three Australian companies and one New Zealand company filed a complaint against the same parties as are named in the lawsuit filed on February 10, 1999. These cases assert substantially the same claims and seek the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits. The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have agreed to plead or have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to or been ordered to pay fines and, in the case of Messrs. Krass and Hart, have agreed to serve prison sentences, in connection with those guilty pleas or agreements to plead guilty. The Company also understands that the DOJ has indicted Mitsubishi Corporation and Georges Schwegler, a former UCAR employee.

         The Company has also advised the Commission of the European Communities (the European Commission) that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may reduce fines and other penalties if a company sufficiently cooperates with the European

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



Commission. On January 24, 2000, the European Commission adopted a Statement of Objections against the Company, SGL Carbon AG, UCAR International, Inc., VAW Aluminum AG, Showa Denko KK, Tokai Carbon Co. Ltd., Nippon Carbon Co. Ltd. and SEC Corporation. The Company is in the process of preparing a response to the Statement of Objections. The Company understands that the European Commission will determine fines, if any, at the completion of its proceedings.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of January 31, 2000, $35.6 million in antitrust settlements and costs had been paid.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of January 31, 2000. As of January 31, 2000, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5. LONG-TERM DEBT:

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998, the Company entered into an agreement with a consortium of banks led by PNC Bank for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). During the quarter ended January 31, 2000, the 1997 Revolving Credit Facility was amended which resulted in a $10 million reduction in the facility commitment to $140 million as of January 31, 2000. The amendment was obtained primarily to allow the Company to complete its working capital improvement program. The most restrictive covenants under the 1997 Revolving Credit Facility include a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.75 to 1.0, a minimum Interest Coverage

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



Ratio of 3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The amendment temporarily reduces the minimum Interest Coverage Ratio, reduces the minimum Consolidated Tangible Net Worth requirement and temporarily increases the maximum Consolidated Total Indebtedness to EBITDA Ratio to accommodate the expected impact of a working capital improvement program. The 1997 Revolving Credit Facility agreement excludes the Antitrust Charge from EBITDA for both pricing and covenant calculation purposes. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As a result of the amendment, interest costs will be calculated based on a floating LIBOR rate plus 2.25% until the Interest Coverage Ratio increases above
3.5 to 1.0 and the Consolidated Total Indebtedness to EBITDA Ratio decreases below 3.75 to 1.0. As of January 31, 2000, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 8.1%.

           The 1997 Revolving Credit Facility is collateralized with receivables, inventory and substantially all of the Company's property, plant and equipment. Repayment of funds borrowed under the credit agreement is not required until the expiration of the facility. As of January 31, 2000, the Company had $22.2 million available under the 1997 Revolving Credit Facility. As of January 31, 2000, borrowings totaled $111.0 million and outstanding letters of credit were $6.8 million.


6. OTHER ITEMS:

OTHER EXPENSE

         During fiscal 1999, the Company closed certain baking and graphitizing operations at its St. Marys, Pennsylvania plant. Other expense in the six months ended January 31, 1999 represents an $8.0 million pre-tax charge to provide for the estimated cost of the facility closure activities. Included in this charge is $5.7 million for the net write-off of impaired fixed assets and spare parts inventory, $1.4 million for hourly and salary workforce severance costs and $0.9 million in other closure-related costs. Essentially all of these costs were funded during the Company's fiscal year ended July 31, 1999.


SHARE REPURCHASE PROGRAM

         During the quarter ended January 31, 2000, the Company repurchased 25,000 shares of Common Stock under its share repurchase program at a total cost of $0.2 million. The Company has repurchased 492,200 shares of Common Stock at a total cost of $5.9 million under its share repurchase program.

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS--CONTINUED


7.       SEGMENT INFORMATION:

         Information about the Company's reportable segments as of January 31, 2000 and July 31, 1999 and for the quarters and six months ended January 31, 2000 and 1999 follows (amounts in thousands):

                                                            Quarter Ended                     Six Months Ended
                                                              January 31,                        January 31,
                                                       -------------------------         --------------------------
                                                         2000             1999             2000              1999
                                                       --------         --------         --------          --------
                                                              (Unaudited)                        (Unaudited)
Net sales to customers:
  Graphite electrode products  ................        $ 41,935         $ 44,595         $ 81,589          $ 98,098
  Calcium carbide products  ...................          11,699           13,570           23,168            29,419
                                                       --------         --------         --------          --------
      Total net sales to customers  ...........          53,634           58,165          104,757           127,517
                                                       --------         --------         --------          --------
Intercompany sales, at market prices:
  Graphite electrode products  ................              26               48               50                95
  Eliminations  ...............................             (26)             (48)             (50)              (95)
                                                       --------         --------         --------          --------
      Total net sales  ........................        $ 53,634         $ 58,165         $104,757          $127,517
                                                       ========         ========         ========          ========

Operating income (loss):
  Graphite electrode products (a)  ............        $ (3,378)        $  5,832             $298          $ 12,608
  Calcium carbide products  ...................             202              940            1,064             2,376
  Unallocated corporate  ......................          (1,375)          (1,474)          (2,473)          (11,293)
                                                       --------         --------         --------          --------
      Operating income (loss)  ................        $ (4,551)        $  5,298         $ (1,111)         $  3,691
                                                       ========         ========         ========          ========

Depreciation and amortization:
  Graphite electrode products  ................        $  4,456         $  3,740         $  8,963          $  7,734
  Calcium carbide products  ...................             404              393              815               792
  Unallocated corporate  ......................              43               50               85                95
                                                       --------         --------         --------          --------
      Depreciation and amortization  ..........        $  4,903         $  4,183         $  9,863          $  8,621
                                                       ========         ========         ========          ========

EBITDA:  (b)
  Graphite electrode products  ................        $  1,078         $  9,572         $  9,261          $ 20,342
  Calcium carbide products  ...................             606            1,333            1,879             3,168
  Unallocated corporate  ......................          (1,332)          (1,424)          (2,388)           (3,155)
                                                       --------         --------         --------          --------
      EBITDA  .................................        $    352         $  9,481         $  8,752          $ 20,355
                                                       ========         ========         ========          ========

                                                      January 31,       July 31,
Total assets:                                            2000             1999
                                                      -----------       --------
  Graphite electrode products  ................        $210,146         $224,773
  Calcium carbide products  ...................          26,737           27,888
  Unallocated corporate  ......................          16,258           21,755
                                                       --------         --------
      Total assets  ...........................        $253,141         $274,416
                                                       ========         ========

------------
(a) Excludes other expense in the six months ended January 31, 1999 which is included in "unallocated corporate expenses" (See Note 6).
(b) EBITDA is defined as operating income (loss) before depreciation and amortization and other expense. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. EBITDA is an important measure in assessing the performance of the Company's business segments.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain financial information for the quarters and six months ended January 31, 2000 and 1999 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:

                                                            Quarter Ended                    Six Months Ended
                                                              January 31,                       January 31,
                                                       -----------------------           --------------------------
                                                         2000            1999              2000              1999
                                                       -------         -------           --------          --------
                                                              (Unaudited)                       (Unaudited)
Net sales:
    Graphite electrode products  ..............        $41,935         $44,595           $ 81,589          $ 98,098
    Calcium carbide products  .................         11,699          13,570             23,168            29,419
                                                       -------         -------           --------          --------
          Total net sales  ....................        $53,634         $58,165           $104,757          $127,517
                                                       =======         =======           ========          ========

Percentage of net sales:
    Graphite electrode products  ..............           78.2%           76.7%              77.9%             76.9%
    Calcium carbide products  .................           21.8            23.3               22.1              23.1
                                                       -------         -------           --------          --------
          Total net sales  ....................          100.0%          100.0%             100.0%            100.0%
                                                       =======         =======           ========          ========

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ..............           (4.9)%          16.2%               3.7%             15.6%
    Calcium carbide products  .................            6.3            10.7                9.1              11.4

Percentage of total net sales:
    Total gross profit margin  ................           (2.4)%          15.0%               4.9%             14.7%
    Selling, general and administrative  ......            6.0             5.8                5.9               5.5
    Operating income (loss)  ..................           (8.5)            9.1               (1.1)              2.9
    Net income (loss) .........................           (8.5)            4.3               (3.5)              0.4

                                  ------------


         Net sales for the quarter ended January 31, 2000 were $53.6 million versus $58.2 million in the prior year comparable quarter. Graphite electrode product sales for the quarter ended January 31, 2000 were $41.9 million versus $44.6 million in the prior year comparable quarter. Calcium carbide product sales were $11.7 million versus $13.6 million in the prior year comparable quarter. Net sales for the six months ended January 31, 2000 were $104.8 million versus $127.5 million in the prior year comparable period. For the six months ended January 31, 2000, graphite electrode product sales were $81.6 million compared to $98.1 million in last year's comparable period, while calcium carbide product sales were $23.2 million compared to $29.4 million last year.

         Within the graphite electrode products segment, graphite electrode net sales were $32.0 million, a 9.5% increase over last year's second quarter resulting from a 24.1% increase in electrode shipments. Graphite electrode shipments totaled 28.6 million pounds versus 23.0 million pounds in last year's second quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended January 31, 2000 were 55.5% and 44.5%, respectively, versus 52.8% and 47.2%, respectively, in last year's second quarter. The improvement in shipments was partially offset by an 11.8% decrease in the average price of graphite electrodes. Weakness in certain regions of the global economy continued to have a negative impact on graphite electrode transactional prices during the quarter. Also, the continuing strength of the U.S. dollar versus the Euro has eroded foreign graphite electrode net prices by an estimated 18% as compared to last year's second quarter. Domestic graphite electrode prices decreased 6.7% in the current quarter as compared to last year's second quarter as weakness in the U.S. steel industry during the second half of 1998 and first half of 1999 negatively impacted domestic pricing. Average foreign electrode net prices deceased 19.3% in the current quarter versus last year's second quarter due to the stronger U.S. dollar against the Euro. The Company expects demand for graphite electrodes to improve throughout the remainder of fiscal 2000 as the global economy improves and world-wide production of electric arc furnace steel increases. However, the continuing strength of the U.S. dollar against the Euro is expected to continue to negatively impact foreign graphite electrode net prices for the foreseeable future. Needle coke sales were $4.9 million versus $10.0 million a year ago, with the decrease resulting from a 45.7% decrease in needle coke shipments and a 10.4% decrease in average needle coke prices. Shipments and average prices for needle coke were lower during the current quarter due to weaker demand for needle coke and increased price competition in this market. The Company expects average needle coke prices to decline approximately 10% during the second half of the fiscal year ending July 31, 2000 due to aggressive price competition in the needle coke market. Graphite specialty product sales during the quarter ended January 31, 2000 were $5.1 million versus $5.3 million in the prior year comparable quarter.

         For the six months ended January 31, 2000, graphite electrode sales were $62.5 million, an 8.4% decrease from the prior year comparable period resulting from a 12.4% decline in average graphite electrode net prices. Partially offsetting the effects of the lower net prices was a 4.3% increase in graphite electrode shipments during the current six-month period. Shipments of graphite electrodes for the six months ended January 31, 2000 were 55.3 million pounds versus 53.1 million pounds in last year's comparable period. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the six months ended January 31, 2000 were 55.1% and 44.9%, respectively, versus 54.0% and 46.0%, respectively, in the prior year comparable period. The domestic electrode price was down 8.8% while the average foreign electrode price was down 17.6%. Needle coke sales for the six months ended January 31, 2000 were $9.7 million versus $18.6 million in the prior year comparable period. The decline in needle coke sales was due to a 39.6% decline in needle coke shipments, coupled with a 13.4% decrease in average needle coke prices. Graphite specialty product sales for the six months ended January 31, 2000 were $9.4 million versus $11.3 million in the prior year comparable period, with the decline resulting from lower shipments of bulk and granular graphite.

         Within the calcium carbide products segment, acetylene sales (which includes pipeline acetylene and calcium carbide for fuel gas applications) decreased 26.6% to $5.6 million for the quarter ended January 31, 2000. The decrease in sales was due primarily to lower shipments. ISP, the Company's largest pipeline acetylene customer, reduced their demand for the Company's acetylene during fiscal 1999 by approximately 75% of its historical levels. This reduction in demand has continued into fiscal 2000 and may be permanent. Sales of calcium carbide for metallurgical applications were $4.6 million which was 3.7% lower than last year's comparable quarter. Weakness in the domestic steel market as well as substitute products has had a negative impact on demand for calcium carbide for metallurgical applications. Net sales of acetylene and calcium carbide for metallurgical applications are expected to remain at lower levels throughout fiscal 2000 and, potentially, beyond as a result of increased competition and weak demand.

         For the six months ended January 31, 2000, acetylene sales were $11.1 million, a 35.3% decrease from the prior year comparable period resulting from lower shipments. Sales of calcium carbide for metallurgical applications were $9.1 million, a 9.6% decrease from a year ago resulting primarily from lower shipments.

         The gross profit margin on graphite electrode product sales for the quarter ended January 31, 2000 was a negative 4.9% versus 16.2% in the prior year comparable quarter. The gross profit margin on graphite electrode product sales for the six months ended January 31, 2000 was 3.7% versus 15.6% in the prior year comparable period. The effects of the Company's working capital improvement program negatively impacted the gross profit margin in both periods. The Company has temporarily reduced graphite electrode and needle coke production to lower inventory levels. The Company estimates that its cost of goods sold for the quarter and six months ended January 31, 2000 includes approximately $7 million in fixed costs that would have been capitalized into inventory had the Company been operating at normal production levels. Lower average prices for graphite electrodes and needle coke as well as lower shipments of needle coke also contributed to the lower gross profit margins. In addition, depreciation and amortization charges were approximately $0.7 million and $1.2 million higher during the quarter and six months ended January 31, 2000, respectively. Also, the cost of decant oil, the primary raw material in the production of needle coke, has increased 70.3% and 37.1%, respectively, during the quarter and six months ended January 31, 2000 versus last year's comparable periods. The continuing rise in world petroleum prices is expected to have a negative effect on graphite electrode product gross profit margins for the foreseeable future.

         Gross profit as a percentage of calcium carbide product sales for the quarter ended January 31, 2000 was 6.3% versus 10.7% in the prior year comparable quarter. Gross profit as a percentage of calcium carbide product sales for the six months ended January 31, 2000 was 9.1% versus 11.4% in the prior year comparable period. The decrease in the gross margin in both periods was due primarily to lower sales in the carbide business.

         Selling, general and administrative expenditures for the quarter ended January 31, 2000 were $3.2 million versus $3.4 million in the comparable quarter a year ago. Selling, general and administrative expenditures for the six months ended January 31, 2000 were $6.2 million versus $7.0 million in the comparable period a year ago. The decrease in expenditures for both periods was due primarily to lower departmental operating costs achieved as a result of the Company's cost saving program in fiscal 1999.

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

         Net interest expense for the quarter ended January 31, 2000 was $2.5 million, including $2.4 million of interest expense associated with the Company's revolving credit facility and $0.1 million in bank fees. Net interest expense for the quarter ended January 31, 1999 was $1.5 million, including $1.9 million of interest expense associated with the Company's revolving credit facility and $0.1 million in bank fees, less $0.5 million in capitalized interest. Net interest expense for the six months ended January 31, 2000 was $4.6 million, including $4.4 million of interest expense associated with the Company's revolving credit facility and $0.2 million in bank fees. Net interest expense for the six months ended January 31, 1999 was $2.9 million, including $3.7 million of interest expense associated with the Company's revolving credit facility and $0.2 million in bank fees, less $1.0 million in capitalized interest.

         The income tax benefit for the quarter and six months ended January 31, 2000 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2000. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.

         The Company has implemented a working capital improvement program that is expected to be in effect for the remainder of fiscal 2000. While this program is expected to have a positive effect on operating cash flows, the program may result in the Company reporting a net loss from operations for the quarter ending April 30, 2000 and for the fiscal year ending July 31, 2000. See a more detailed description of the Company's working capital improvement program under "Liquidity and Capital Resources" below.

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

         The Company has implemented a working capital improvement program that is expected to be in effect for the remainder of fiscal 2000. In connection with this program, the Company has temporarily reduced graphite electrode and needle coke production in order to reduce inventory levels and further improve the Company's cost structure. This program is expected to have a positive effect on operating cash flows as cash outflows for raw materials, labor and utilities will be reduced during the period of lower production. However, the program has had and is expected to continue to have a negative impact on the Company's operating results during the period of reduced production, as the Company will not realize operating efficiencies and fixed cost absorption typical of higher levels of production. This situation may result in the Company reporting a net loss from operations for the quarter ending April 30, 2000 and for the fiscal year ending July 31, 2000.

         The Company believes that its cash flows from operations (including the expected benefits of its working capital improvement initiative described above) and availability under its revolving credit facility (as amended and more fully described below) will be sufficient to fund all of its currently planned liquidity needs through at least the expiration of its revolving credit facility in December 2003. However, the terms and conditions of any settlements of pending antitrust claims may adversely impact the Company's expected liquidity needs. Also, the Company's operating results and expected cash flows from operations could be negatively impacted if weak demand for the Company's products continues, if the U.S. dollar continues its strong position versus the Euro or if increased oil costs continue for an extended period of time. In the event that such resources are not available to fund the Company's planned capital expenditures, service its indebtedness and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to refinance or renegotiate its revolving credit facility, obtain additional funding or further delay discretionary capital projects. The negative impact of the operating factors noted above may impact the Company's compliance with the financial covenants in the 1997 Revolving Credit Facility. If the Company is not in compliance with such covenants in the future, the Company may have to obtain covenant violation waivers from its lenders or refinance its current borrowing arrangement. If the Company were required to refinance or renegotiate its revolving credit facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998, the Company entered into the 1997 Revolving Credit Facility, as amended, an agreement with a consortium of banks led by PNC Bank for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003. During the quarter ended January 31, 2000, the 1997 Revolving Credit Facility was amended which resulted in a $10 million reduction in the facility commitment to $140 million as of January 31, 2000. The amendment was obtained primarily to allow the Company to complete its working capital improvement program. The most restrictive covenants under the 1997 Revolving Credit Facility include a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.75 to 1.0, a minimum Interest Coverage Ratio of 3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The amendment temporarily reduces the minimum Interest Coverage Ratio, reduces the minimum Consolidated Tangible Net Worth requirement and temporarily increases the maximum Consolidated Total Indebtedness to EBITDA Ratio to accommodate the expected impact of a working capital improvement program. The 1997 Revolving Credit Facility agreement excludes the Antitrust Charge from EBITDA for both pricing and covenant calculation purposes. Interest under the 1997 Revolving Credit Facility is based on, at the option of the Company, either PNC Bank's prime rate or a floating LIBOR rate plus a spread based on a leverage calculation (specifically, the Consolidated Total Indebtedness to EBITDA Ratio). As a result of the amendment, interest costs will be calculated based on a floating LIBOR rate plus 2.25% until the Interest Coverage Ratio increases above
3.50 to 1.0 and the Consolidated Total Indebtedness to EBITDA Ratio decreases below 3.75 to 1.0. As of January 31, 2000, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 8.1%.

           The 1997 Revolving Credit Facility is collateralized with receivables, inventory and substantially all of the Company's property, plant and equipment. Repayment of funds borrowed under the credit agreement is not required until the expiration of the facility. As of January 31, 2000, the Company had $22.2 million available under the 1997 Revolving Credit Facility. As of January 31, 2000, borrowings totaled $111.0 million and outstanding letters of credit were $6.8 million.

         On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations, including the Company's liquidity needs. During the quarter ended January 31, 2000, the Company repurchased 25,000 shares of Common Stock under its share repurchase program at a total cost of $0.2 million. In total, the Company has repurchased 492,200 shares of Common Stock at a total cost of $5.9 million under its share repurchase program. The 1997 Revolving Credit Facility allow for the repurchase of Common Stock under the share repurchase program upon the achievement of certain debt levels.


CASH FLOW INFORMATION

         Cash flow provided by operations for the quarter ended January 31, 2000 was $3.6 million. Cash inflows from net loss plus non-cash items of $0.4 million were increased by a $3.2 million increase in cash flow from changes in working capital items. The Company's working capital improvement program resulted in $12.2 million in cash flow from inventory reduction and $1.6 million from accounts receivable. The Company also received a $1.6 million income tax refund during the quarter. Partially offsetting these cash inflows were $10.6 million in antitrust settlement and expense payments and $1.6 million in interest payments. Cash flow provided by operations for the six months ended January 31, 2000 was $2.8 million. Cash inflows from net loss plus non-cash items of $6.3 million were offset by a $3.5 million net cash outflow from changes in working capital items. Major cash inflows included $10.5 million from inventory reductions and an $8.5 million income tax refund. Offsetting these working capital cash inflows were $12.0 million in antitrust settlement and expense payments and $3.5 million in interest payments.

         Investing activities for the quarter and six months ended January 31, 2000 included $1.9 million and $5.0 million, respectively, in capital expenditures. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures.

         Cash flow used for financing activities for the quarter ended January 31, 2000 was $1.7 million, including a $1.3 million net outflow to reduce borrowings under the 1997 Revolving Credit Facility. Cash flow provided by financing activities for the six months ended January 31, 2000 was $2.2 million, including a $1.9 million net inflow from an increase in overdrafts.


OTHER ITEMS

CALCIUM CARBIDE JOINT VENTURE

         On March 7, 2000, the Company announced that it would form a North American 50/50 joint venture with non ferrum Metallpulver Gesellschaft m.b.H. & Co.KG. ("non ferrum"), based in St. Georgen, Austria, and with "non ferrum" has executed letters of intent to purchase certain assets of Rossborough Manufacturing Co., L.P. (Rossborough) and Reactive Metals & Alloys Corporation (Remacor). In connection with the formation of the joint venture, the Company will contribute its calcium carbide business net assets and debt to the joint venture while "non ferrum" will invest cash. Rossborough and Remacor service the steel industry by providing hot metal treatment equipment, refractories and desulfurization products and services. The newly combined company is expected to have revenues in excess of $125 million and will be financed as a stand-alone independent company. The transaction, which is expected to be completed during the Company's fiscal fourth quarter ending July 31, 2000, is subject to the negotiation and execution of definitive agreements, the receipt of appropriate governmental approvals, final corporate approvals and the arranging of necessary financing.


ENVIRONMENTAL

         In the process of developing permit applications for facility upgrades at the St. Marys, PA graphite plant, the Company determined that certain parameters in its air permits do not reflect current operations. The Company has advised the appropriate state environmental authorities. The Company is in the process of preparing a proposed plan of action to achieve resolution of this issue. Such plan of action will include the installation and ongoing operation of an air emissions scrubbing unit. A preliminary cost estimate for this unit is approximately $4.0 million installed, plus $0.5 million per year in ongoing cash operating costs. The Company believes that certain costs are subject to reimbursement under an environmental indemnity agreement the Company has with The BOC Group, plc, the predecessor to the Company. The Company expects that the fine to be levied in connection with this issue will be immaterial.


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


Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the quarter ended January 31, 2000 which would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH and a third amended complaint.

         The Company has reached settlement agreements representing approximately 96% of domestic antitrust claims with the class plaintiffs and the plaintiffs that filed lawsuits on March 30, 1998, April 3, 1998, April 17, 1998, May 14, 1998, May 28, 1998, June 17, 1998 and March 31, 1999 and other purchasers who had yet to file lawsuits. The settlement agreement with the class has been approved by the Court. Although various of the settlements are unique, in the aggregate they consist generally of current and deferred cash payments and, in a number of cases, provisions which provide for additional payments under certain circumstances ("most favored nations" provisions). In addition to the settlements discussed above, the Company may also settle with various additional purchasers.

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional defendants. On September 24, 1999, three Australian companies and one New Zealand company filed a complaint against the same parties as are named in the lawsuit filed on February 10, 1999. These cases assert substantially the same claims and seek the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits. The Company understands that defendants UCAR and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have agreed to plead or have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to or been ordered to pay fines and, in the case of Messrs. Krass and Hart, have agreed to serve prison sentences, in connection with those guilty pleas or agreements to plead guilty. The Company also understands that the DOJ has indicted Mitsubishi Corporation and Georges Schwegler, a former UCAR employee.

         The Company has also advised the Commission of the European Communities (the European Commission) that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may reduce fines and other penalties if a company sufficiently cooperates with the European Commission. On January 24, 2000, the European Commission adopted a Statement of Objections against the Company, SGL Carbon AG, UCAR International, Inc., VAW Aluminum AG, Showa Denko KK, Tokai Carbon Co. Ltd., Nippon Carbon Co. Ltd. and SEC Corporation. The Company is in the process of preparing a response to the Statement of Objections. The Company understands that the European Commission will determine fines, if any, at the completion of its proceedings.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of January 31, 2000, $35.6 million in antitrust settlements and costs had been paid.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of January 31, 2000. As of January 31, 2000, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 7, 1999, the Company held its Annual Meeting of Stockholders in Pittsburgh, PA (the Meeting). At the Meeting, Mr. Walter B. Fowler and Mr. Charles E. Slater were each re-elected to the Company's Board of Directors for terms expiring at the Annual Meeting of Stockholders in 2002. The remainder of the Board is comprised of Mr. Paul F. Balser, Mr. James. R. Ball, Mr. Robert M. Howe, Mr. Nicholas T. Kaiser and Mr. Ronald B. Kalich. Also at the Meeting, PricewaterhouseCoopers LLP was ratified as the Company's independent accountants for its fiscal year ending July 31, 2000. Total shares of Common Stock issued and outstanding as of October 18, 1999, the date of record for the Meeting, were 8,337,842. 5,711,366 shares of Common Stock were represented at the Meeting. Tabulations of votes cast were as follows:



--------------------------------------------------------------------------------
FOR BOARD OF DIRECTORS                FOR                     WITHHELD AUTHORITY
--------------------------------------------------------------------------------
Walter B. Fowler                   5,383,215                             328,151
--------------------------------------------------------------------------------
Charles E. Slater                  5,696,815                              14,551
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
FOR PRICEWATERHOUSECOOPERS LLP
--------------------------------------------------------------------------------
For                                                                    5,694,843
--------------------------------------------------------------------------------
Against                                                                   10,923
--------------------------------------------------------------------------------
Abstain                                                                    5,600
--------------------------------------------------------------------------------

PART II
Item 6

EXHIBITS AND REPORTS ON FORM 8-K


                              A. INDEX TO EXHIBITS

     10.32 Fifth Amendment to the Revolving Credit and Letter of Credit Issuance Agreement among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated December 10, 1999 (incorporated herein by reference to Exhibit 10.32 to the Company's quarterly report on Form 10-Q for the period ended October 31, 1999)


                             B. REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on March 14, 2000.


        SIGNATURE                                  TITLE
--------------------------------------------------------------------------------


  /S/ WALTER B. FOWLER     CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
-------------------------
   (WALTER B. FOWLER)


  /S/ STEPHEN D. WEAVER    VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER
-------------------------  (PRINCIPAL FINANCIAL OFFICER)
   (STEPHEN D. WEAVER)


  /S/ JEFFREY T. JONES     CONTROLLER - CORPORATE FINANCE
-------------------------  (PRINCIPAL ACCOUNTING OFFICER)
   (JEFFREY T. JONES)


 /S/ MICHAEL F. SUPON      VICE PRESIDENT AND GENERAL MANAGER,
-------------------------  ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
   (MICHAEL F. SUPON)


  /S/ ARARAT HACETOGLU     VICE PRESIDENT AND GENERAL MANAGER,
-------------------------  CALCIUM CARBIDE PRODUCTS
    (ARARAT HACETOGLU)


    /S/ JIM J. TRIGG        VICE PRESIDENT AND GENERAL MANAGER,
-------------------------   SEADRIFT COKE, L.P.
      (JIM J. TRIGG)