Form 10-Q
period 2000-04-30
CARBIDE GRAPHITE GROUP INC /DE/
filed 2000-06-14
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

As of the close of business on June 12, 2000, there were 8,331,342 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q



    ITEM                                     DESCRIPTION                                  PAGE
-------------     ------------------------------------------------------------------    ---------


                  PART I

     1            Index to Financial Statements ...................................            2

     2            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ........................           15

     3            Quantitative and Qualitative Disclosure
                       About Market Risk ..........................................           22


                  PART II

     1            Legal Proceedings ...............................................           23

     2            Changes in Securities ...........................................            *

     3            Defaults Upon Senior Securities .................................            *

     4            Submission of Matters to a Vote of Security Holders .............            *

     5            Other Information ...............................................            *

     6            Index to Exhibits and Reports on Form 8-K .......................           26


                  Signatures ......................................................           27

-------------

* Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                                                PAGE

Condensed Consolidated Balance Sheets
     as of April 30, 2000 and July 31, 1999 ..........................................            3

Unaudited Consolidated Statements of Operations
     for the Quarters and Nine Months Ended April 30, 2000 and 1999 ..................            4

Unaudited Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended April 30, 2000 ........................................            5

Unaudited Consolidated Statements of Cash Flows
     for the Quarters and Nine Months Ended April 30, 2000 and 1999 ..................            6

Footnotes to Unaudited Condensed Consolidated Financial Statements ...................            7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of April 30, 2000 and July 31, 1999
                    (in thousands, except share information)

                                                                                April 30,              July 31,
                                                                                  2000                  1999 *
                                                                                  ----                  ------
                                                                              (Unaudited)
                                   ASSETS
Current assets:
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $872 at April 30 and $819 at July 31 ............            $  37,354             $  37,997
    Inventories (Note 2) ...........................................               62,877                73,621
    Income taxes receivable ........................................                4,175                 6,592
    Deferred income taxes ..........................................                7,404                12,093
    Other current assets ...........................................                8,289                 5,989
                                                                                ---------             ---------
        Total current assets .......................................              120,099               136,292
Property, plant and equipment, net .................................              122,703               130,342
Other assets .......................................................                8,884                 7,782
                                                                                ---------             ---------
            Total assets ...........................................            $ 251,686             $ 274,416
                                                                                =========             =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Overdrafts ...................................................            $   1,943             $   4,079
      Accounts payable, trade ......................................               17,996                16,937
      Antitrust claims reserve (Note 4) ............................                6,088                21,404
      Other current liabilities ....................................               16,908                18,268
                                                                                ---------             ---------
        Total current liabilities ..................................               42,935                60,688
Long-term debt (Note 5) ............................................              112,250               110,500
Deferred income taxes and other liabilities ........................               22,732                21,911
                                                                                ---------             ---------
          Total liabilities ........................................              177,917               193,099
                                                                                ---------             ---------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares authorized;
      none outstanding .............................................                   --                    --
    Common stock, $0.01 par value; 18,000,000 shares authorized;
      shares issued: 9,955,542 at April 30 and 9,937,042 at July 31;
      shares outstanding:  8,331,342 at April 30 and
      8,337,842 at July 31 .........................................                   99                    99
    Additional paid-in capital .....................................               36,685                36,616
    Retained earnings ..............................................               48,171                55,595
    Other stockholders' equity items ...............................              (11,186)              (10,993)
                                                                                ---------             ---------
           Total stockholders' equity ..............................               73,769                81,317
                                                                                ---------             ---------
            Total liabilities and stockholders' equity .............            $ 251,686             $ 274,416
                                                                                =========             =========

----------
* Condensed from audited fiscal 1999 balance sheet.



The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     for the quarters and nine months ended
                             April 30, 2000 and 1999
                 (in thousands, except share and per share data)

                                                           Quarter Ended April 30,           Nine Months Ended April 30,
                                                           -----------------------           ---------------------------
                                                            2000             1999               2000              1999
                                                            ----             ----               ----              ----
                                                                 (Unaudited)                         (Unaudited)

Net sales ........................................         $51,238          $58,307            $155,995         $185,824
Operating costs and expenses:
    Cost of goods sold (Note 2) ..................          49,826           49,566             149,471          158,367
    Selling, general and administrative ..........           2,548            4,201               8,771           11,183
    Early retirement/severance charge (Note 6) ...           2,050                -               2,050                -
    Other expense (Note 6) .......................               -                -                   -            8,043
                                                         ---------        ---------           ---------        ---------
        Operating income (loss) ..................         (3,186)            4,540             (4,297)            8,231
Other costs and expenses:
    Interest expense, net ........................           2,599            1,749               7,150            4,682
                                                         ---------        ---------           ---------        ---------
        Income (loss) before income taxes ........         (5,785)            2,791            (11,447)            3,549
Provision for (benefit from) taxes (Note 3)  .....         (2,025)              977             (4,023)            1,242
                                                         ---------        ---------           ---------        ---------
        Net income (loss)  .......................        ($3,760)           $1,814            ($7,424)           $2,307
                                                         =========        =========           =========        =========




Earnings per share information (Note 1):

Weighted average common shares
  outstanding ....................................       8,331,342        8,347,842           8,327,898        8,410,086
                                                         ---------        ---------           ---------        ---------

Weighted average common and common
  equivalent shares outstanding ..................               -        8,370,308                   -        8,436,486
                                                         ---------        ---------           ---------        ---------



Net income (loss):

    Basic  .......................................         ($0.45)            $0.22             ($0.89)            $0.27
                                                         =========        =========           =========        =========

    Diluted  .....................................         ($0.45)            $0.22             ($0.89)            $0.27
                                                         =========        =========           =========        =========









     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the nine months ended April 30, 2000
                      (in thousands, except share amounts)


                                                                Common Stock          Additional                       Other
                                        Comprehensive        -------------------       Paid-In       Retained      Stockholders'
                                             Loss            Shares       Amount       Capital       Earnings       Equity Items
                                             ----            ------       ------       -------       --------       ------------

Balance at July 31, 1999*...........                         9,937,042         $99        $36,616       $55,595         ($10,993)

Net loss  ..........................       ($7,424)                                                      (7,424)
                                           =======
Exercise of stock options  .........                            18,500                         69                            (18)
Purchase of treasury stock .........                                                                                        (175)
                                                             ---------         ---        -------       -------         ---------

Balance at April 30,
  2000 (Unaudited)  ................                         9,955,542         $99        $36,685       $48,171         ($11,186)
                                                             =========         ===        =======       =======         =========


* Condensed from audited fiscal year 1999 statement of stockholders' equity.









     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and nine months ended April 30, 2000 and 1999
                                 (in thousands)

                                                                   Quarter Ended April 30,          Nine Months Ended April 30,
                                                                   -----------------------          ---------------------------
                                                                     2000            1999              2000               1999
                                                                     ----            ----              ----               ----
                                                                         (Unaudited)                          (Unaudited)

Net income (loss)  ........................................         ($3,760)       $1,814           ($7,424)           $2,307
Adjustments for non-cash transactions:
  Depreciation and amortization  ..........................           4,652         4,550            14,487            13,130
  Amortization of debt issuance costs  ....................              72            37               191               109
  Amortization of intangible assets  ......................              12            20                41                63
  Changes in deferred taxes  ..............................             651             -             4,689            (1,843)
  Loss on the impairment of assets  .......................               -             -                 -             5,742
Increase (decrease) in cash from changes in:
  Accounts receivable  ....................................           1,627         2,778               447             6,189
  Inventories  ............................................             222         1,423            10,744            (1,800)
  Income taxes  ...........................................               -         3,317             2,417             3,760
  Other current assets  ...................................          (4,003)         (652)           (2,297)               87
  Accounts payable and accrued expenses  ..................           4,961         3,773           (15,617)           (7,072)
  Other non-current assets and liabilities, net ...........             107          (117)             (317)              482
                                                                    -------       -------           -------           -------
      Net cash provided by operations  ....................           4,541        16,943             7,361            21,154
                                                                    -------       -------           -------           -------

Investing activities:
  Capital expenditures  ...................................          (1,838)       (3,988)           (6,848)           (9,959)
                                                                    -------       -------           -------           -------
      Net cash used for investing activities  .............          (1,838)       (3,988)           (6,848)           (9,959)
                                                                    -------       -------           -------           -------

Financing activities:
  Proceeds from revolving credit facility  ................          22,000        15,950            70,250            49,720
  Repayment on revolving credit facility  .................         (20,750)      (21,900)          (68,500)          (52,870)
  Overdrafts and other  ...................................          (3,953)       (5,574)           (2,263)           (6,614)
                                                                    -------       -------           -------           -------
         Net cash used for financing activities  ..........          (2,703)      (11,524)             (513)           (9,764)
                                                                    -------       -------           -------           -------


Net change in cash and cash equivalents  ..................               -         1,431                 -             1,431
Cash and cash equivalents, beginning of period  ...........               -             -                 -                 -
                                                                    -------       -------           -------           -------
Cash and cash equivalents, end of period  .................               -        $1,431                 -            $1,431
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

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net loss for the nine months ended April 30, 2000 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following tables provide a reconciliation of the income and share amounts for the basic and diluted earnings per share computations for the quarters and nine months ended April 30, 2000 and 1999 (dollar amounts in thousands):

                                                         For the quarters ended April 30,
                                 ----------------------------------------------------------------------------------
                                                   2000                                        1999
                                 -------------------------------------           ----------------------------------
                                                 Weighted        Per                          Weighted        Per
                                   Income         Average       Share            Income       Average        Share
                                   (Loss)         Shares        Amount           (Loss)        Shares        Amount
                                   ------         ------        ------           ------        ------        ------

Basic earnings per share.......   ($3,760)       8,331,342     ($0.45)           $1,814       8,347,842       $0.22
                                                               ======                                         =====
Effect of dilutive securities:
  Options for common stock.....         -                -                            -          22,466
                                  -------        ---------                       ------       ---------
Diluted earnings per share ....   ($3,760)       8,331,342     ($0.45)           $1,814       8,370,308       $0.22
                                  =======        =========      =====            ======       =========       =====

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED




                                                       For the nine months ended April 30,
                                 ----------------------------------------------------------------------------------
                                                   2000                                        1999
                                 -------------------------------------           ----------------------------------
                                                 Weighted        Per                          Weighted        Per
                                   Income         Average       Share            Income       Average        Share
                                   (Loss)         Shares        Amount           (Loss)        Shares        Amount
                                   ------         ------        ------           ------        ------        ------

Basic earnings per share.......   ($7,424)       8,327,898     ($0.89)           $2,307       8,410,086       $0.27
                                                               ======                                         =====
Effect of dilutive securities:
  Options for common stock.....         -                -                            -          26,400
                                  -------        ---------                       ------       ---------
Diluted earnings per share ....   ($7,424)       8,327,898     ($0.89)           $2,307       8,436,486       $0.27
                                  =======        =========     =======           ======       =========       =====


         The weighted-average number of options for common stock outstanding for the quarter and nine months ended April 30, 2000 was 874,400 and 750,733, respectively, versus 432,500 and 436,500 for the quarter and nine months ended April 30, 1999, respectively. Options assumed to be outstanding for purposes of the dilutive earnings per share computations were reduced utilizing the treasury stock method. Since the Company's results were a net loss for the quarter and nine months ended April 30, 2000, common equivalent shares were excluded from the diluted earnings per share computation for those periods as their effect would have been anti-dilutive.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company is required to adopt Statement of Financial Accounting Standards #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for all of the quarters in its fiscal year ending July 31, 2001. SFAS #133 establishes accounting and reporting standards for derivative financial instruments and related hedging activities. The Company is finalizing its evaluation of the financial accounting and reporting impact of SFAS #133.

         The Company is required to adopt Staff Accounting Bulletin #101, "Revenue Recognition in Financial Statements" (SAB #101) for all of the quarters in its fiscal year ending July 31, 2001. SAB #101 clarifies accounting rules for revenue recognition in financial statements. The Company does not expect the adoption of SAB #101 to have a material impact on its consolidated financial statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED




2.       INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                       January 31,     July 31,
                                                           2000          1999
                                                       -----------     --------

Finished goods  .............................            $16,143        $22,386
Work in process  ............................             32,422         43,723
Raw materials  ..............................             17,517         13,429
                                                         -------        -------
                                                          66,082         79,538
LIFO reserve  ...............................            (14,122)       (16,487)
                                                         -------        -------
                                                          51,960         63,051
Supplies  ...................................             10,917         10,570
                                                         -------        -------
                                                         $62,877        $73,621
                                                         =======        =======

         The decline in inventory values from July 31, 1999 to April 30, 2000 was primarily due to the Company's working capital improvement program. The Company has temporarily reduced graphite electrode and needle coke production to lower inventory levels. The Company estimates that its cost of goods sold for the quarter and nine months ended April 30, 2000 includes approximately $3 million and $10 million, respectively, in fixed costs that would have been capitalized into inventory had the Company been operating at normal production levels during the applicable periods.


3.       INCOME TAXES:

         The provision for income taxes for the quarters and nine months ended April 30, 2000 and 1999 are summarized by the following effective tax rate reconciliations:

                                                    Quarter Ended         Nine Months Ended
                                                      April 30,               April 30,
                                                -------------------      ------------------
                                                 2000        1999         2000         1999
                                                 ----        ----         ----         ----

Federal statutory tax rate .............        (35.0)%      35.0 %      (35.0)%       35.0 %
Effect of:
     State taxes, net of federal benefit          1.4         1.4          1.4          1.4
     Foreign sales corporation benefit .         (1.6)       (1.6)        (1.6)        (1.6)
     Other .............................          0.2         0.2          0.1          0.2
                                                 ----        ----         ----         ----
       Effective tax rate ..............        (35.0)%      35.0 %      (35.1)%       35.0 %
                                                 ====        ====         ====         ====


         The income tax benefits for the quarter and nine months ended April 30, 2000 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2000.

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

         The Company has also advised the Commission of the European Communities (the European Commission) that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may reduce fines and other penalties if a company sufficiently cooperates with the European Commission. On January 24, 2000, the European Commission adopted a Statement of Objections against the Company, SGL, UCAR, VAW Aluminum AG, Showa Denko KK, Tokai Carbon Co. Ltd., Nippon Carbon Co. Ltd. and SEC Corporation. The Company has prepared and submitted to the European Commission a response to the Statement of Objections and has appeared at a hearing regarding the imposition of fines. The Company understands that the European Commission will determine fines, if any, at the completion of its proceedings.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of April 30, 2000, $38.9 million in antitrust settlements and costs had been paid.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgement of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of April 30, 2000. As of April 30, 2000, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.       LONG-TERM DEBT:

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998, the Company entered into an agreement with a consortium of banks led by PNC Bank for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). During the quarter ended January 31, 2000, the 1997 Revolving Credit Facility was amended which resulted in a $10 million reduction in the facility commitment to $140 million as of January 31, 2000. The amendment was obtained primarily to allow the Company to complete its working capital improvement program. The most restrictive covenants under the 1997 Revolving Credit Facility include a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.75 to 1.0, a minimum Interest Coverage Ratio of 3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The amendment temporarily reduces the minimum Interest Coverage Ratio, reduces the minimum Consolidated Tangible Net Worth requirement and temporarily increases the maximum Consolidated Total Indebtedness to EBITDA Ratio to accommodate the expected impact of a working capital improvement program. The 1997 Revolving Credit Facility agreement excludes the Antitrust Charge from EBITDA for both pricing and covenant calculation purposes. The 1997 Revolving Credit Facility is collateralized with receivables, inventory and all of the Company's property, plant and equipment. Repayment of funds borrowed under the credit agreement is not required until the expiration of the facility in December 2003. As of April 30, 2000, the Company had $21.5 million available under the 1997 Revolving Credit Facility. As of April 30, 2000, borrowings totaled $112.2 million and outstanding letters of credit were $6.3 million.

         In May 2000, the Company and the banks under the 1997 Revolving Credit Facility reached an agreement on an amendment and waiver with respect to the Company's non-compliance with the above financial covenants for the reporting period ended April 30, 2000. The 1997 Revolving Credit Facility was amended to reduce the facility commitment to $135 million effective June 30, 2000. Also, the amendment and waiver requires the Company to maintain a minimum Consolidated Tangible Net Worth of $70 million until October 31, 2000, at which time the minimum Consolidated Tangible Net Worth requirement shall be governed by the terms within 1997 Revolving Credit Facility unaffected by the terms of the amendment and waiver. The Company has also agreed to deliver to the banks its compliance certificate for the reporting period ending July 31, 2000 on or before August 21, 2000. As a result of the amendment and waiver, interest costs are calculated based on a floating LIBOR rate plus 3.00% until the Interest Coverage Ratio increases above 3.5 to 1.0 and the Consolidated Total Indebtedness to EBITDA Ratio decreases below 3.75 to 1.0. As of April 30, 2000, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 9.1%.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED




6.       OTHER ITEMS:

EARLY RETIREMENT/SEVERANCE CHARGE

                  During the quarter ended April 30, 2000, the Company recorded a $2.0 million charge to provide for severance payments and benefits associated with the elimination of approximately 35 salaried positions. Substantially all of such payments are expected to be paid by April 30, 2001.

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

SHARE REPURCHASE PROGRAM

         During the nine months ended April 30, 2000, the Company repurchased 25,000 shares of Common Stock under its share repurchase program at a total cost of $0.2 million. The Company has repurchased 492,200 shares of Common Stock at a total cost of $5.9 million under its share repurchase program.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



7.       SEGMENT INFORMATION:

         Information about the Company's reportable segments as of April 30, 2000 and July 31, 1999 and for the quarters and nine months ended April 30, 2000 and 1999 follows (amounts in thousands):

                                                             Quarter Ended                    Nine Months Ended
                                                               April 30,                          April 30,
                                                          ---------------------            ----------------------
                                                          2000             1999            2000              1999
                                                          ----             ----            ----              ----
                                                               (Unaudited)                       (Unaudited)
Net sales to customers:
  Graphite electrode products  ................         $37,480          $44,222         $119,069          $142,320
  Calcium carbide products  ...................          13,758           14,085           36,926            43,504
                                                        -------          -------         --------          --------
      Total net sales to customers  ...........          51,238           58,307          155,995           185,824
                                                        -------          -------         --------          --------
Intercompany sales, at market prices:
  Graphite electrode products  ................              21               24               71               119
  Eliminations  ...............................             (21)             (24)             (71)             (119)
                                                        -------          -------         --------          --------
      Total net sales  ........................         $51,238          $58,307         $155,995          $185,824
                                                        =======          =======         ========          ========

Operating income (loss):
  Graphite electrode products (a)  ............         ($1,092)          $5,666            ($794)           $18,274
  Calcium carbide products  (a)................             904            1,113            1,968             3,489
  Unallocated corporate  ......................          (2,998)          (2,239)          (5,471)          (13,532)
                                                        -------          -------         --------          --------
      Operating income (loss)  ................         ($3,186)          $4,540          ($4,297)            $8,231
                                                        =======          =======         ========          ========

Depreciation and amortization:
  Graphite electrode products  ................          $4,238           $4,146          $13,201           $11,880
  Calcium carbide products  ...................             397              378            1,212             1,170
  Unallocated corporate  ......................              30               47              115               142
                                                        -------          -------         --------          --------
      Depreciation and amortization  ..........          $4,665           $4,571          $14,528           $13,192
                                                        =======          =======         ========          ========

EBITDA:  (b)
  Graphite electrode products  ................          $3,146           $9,812          $12,407           $30,154
  Calcium carbide products  ...................           1,301            1,491            3,180             4,659
  Unallocated corporate  ......................            (918)          (2,192)          (3,306)           (5,347)
                                                        -------          -------         --------          --------
      EBITDA  .................................          $3,529           $9,111          $12,281           $29,466
                                                        =======          =======         ========          ========

                                                       April 30,        July 31,
                                                         2000             1999
                                                         ----             ----
Total assets:
  Graphite electrode products  ................        $207,691         $224,773
  Calcium carbide products  ...................          25,709           27,888
  Unallocated corporate  ......................          18,286           21,755
                                                        -------          -------
      Total assets  ...........................        $251,686         $274,416
                                                       ========         ========

----------------

(a) Excludes early retirement/severance charge in the quarter and nine months ended April 30, 2000 and other expense in the nine months ended April 30, 1999 which is in "unallocated corporate expenses" (See Note 6).
(b) EBITDA is defined as operating income (loss) before depreciation and amortization, early retirement/severance charges and other expenses. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. EBITDA is an important measure in assessing the performance of the Company's business segments.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain financial information for the quarters and nine months ended April 30, 2000 and 1999 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:

                                                             Quarter Ended                    Nine Months Ended
                                                               April 30,                         April 30,
                                                       ----------------------            -------------------------
                                                         2000           1999               2000              1999
                                                         ----           ----               ----              ----
                                                             (Unaudited)                        (Unaudited)
Net sales:
    Graphite electrode products  ..............        $37,480         $44,222           $119,069          $142,320
    Calcium carbide products  .................         13,758          14,085             36,926            43,504
                                                       -------         -------           --------          --------
          Total net sales  ....................        $51,238         $58,307           $155,995          $185,824
                                                       =======         =======           ========          ========

Percentage of net sales:
    Graphite electrode products  ..............           73.1%           75.8%              76.3%             76.6%
    Calcium carbide products  .................           26.9            24.2               23.7              23.4
                                                       -------         -------           --------          --------
          Total net sales  ....................          100.0%          100.0%             100.0%            100.0%
                                                       =======         =======           ========          ========

Gross profit as a percentage of segment net sales:
    Graphite electrode products  ..............            0.0%           16.0%               2.5%             15.8%
    Calcium carbide products  .................           10.1            11.7                9.5              11.5

Percentage of total net sales:
    Total gross profit margin  ................            2.8%           15.0%               4.2%             14.8%
    Selling, general and administrative  ......            5.0             7.2                5.6               6.0
    Operating income (loss)  ..................           (6.2)            7.8               (2.8)              4.4
    Net income (loss) .........................           (7.3)            3.1               (4.8)              1.2

                                   ----------

         Net sales for the quarter ended April 30, 2000 were $51.2 million versus $58.3 million in the prior year comparable quarter. Graphite electrode product sales for the quarter were $37.5 million versus $44.2 million in the prior year comparable quarter. Calcium carbide product sales were $13.8 million versus $14.1 million in the prior year comparable quarter. Net sales for the nine months ended April 30, 2000 were $156.0 million versus $185.8 million in the prior year comparable period. Graphite electrode product sales were $119.1 million versus to $142.3 million in last year's comparable period, while calcium carbide product sales were $36.9 million compared to $43.5 million last year.

         Within the graphite electrode products segment, graphite electrode net sales were $27.3 million, a 14.6% decrease from last year's comparable quarter resulting from a 7.1% decline in electrode shipments and an 8.1% decrease in average graphite electrode prices. Graphite electrode shipments totaled 24.0 million pounds versus 25.8 million pounds in last year's comparable quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended April 30, 2000 were 57.4% and 42.6%, respectively, versus 60.0% and 40.0%, respectively, in last year's comparable quarter. Weakness in certain regions of the global economy, coupled with the continuing strength of the U.S. dollar versus the Euro, continued to have a negative impact on graphite electrode transactional prices during the quarter. Domestic graphite electrode prices decreased 5.4% in the current quarter as compared to last year's third quarter as weakness in the U.S. steel industry during the second half of 1998 and first half of 1999 negatively impacted domestic pricing. Average foreign electrode net prices deceased 10.5% in the current quarter versus last year's third quarter due to the stronger U.S. dollar against the Euro and weaker transactional prices. The Company expects demand for graphite electrodes to improve throughout the remainder of fiscal 2000 as the global economy improves and world-wide production of electric arc furnace steel increases. However, the continuing strength of the U.S. dollar against the Euro is expected to continue to negatively impact foreign graphite electrode net prices for the foreseeable future. Needle coke sales were $4.7 million versus $6.9 million a year ago, with the decrease resulting from a 21.5% decrease in needle coke shipments and a 13.2% decrease in average needle coke prices. Shipments and average prices for needle coke were lower during the current quarter due to weaker demand for needle coke and increased price competition in this market. The Company expects average needle coke prices to remain at these lower levels through at least the end of its fiscal year ending July 31, 2000 due to aggressive price competition in the needle coke market. Graphite specialty product sales during the quarter ended April 30, 2000 were $5.5 million versus $5.4 million in the prior year comparable quarter.

         For the nine months ended April 30, 2000, graphite electrode sales were $89.7 million, a 10.4% decrease from the prior year comparable period resulting from an 11.0% decline in average graphite electrode net prices. Shipments of graphite electrodes for the nine months ended April 30, 2000 increased slightly to 79.3 million pounds versus 78.8 million pounds in last year's comparable period. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the nine months ended April 30, 2000 were 55.8% and 44.2%, respectively, versus 55.9% and 44.1%, respectively, in the prior year comparable period. The domestic electrode price was down 8.1% while the average foreign electrode price was down 15.4%. Needle coke sales for the nine months ended April 30, 2000 were $14.4 million versus $25.5 million in the prior year comparable period. The decline in needle coke sales was due to a 34.5% decline in needle coke shipments, coupled with a 13.6% decrease in average needle coke prices. Graphite specialty product sales for the nine months ended April 30, 2000 were $14.9 million versus $16.7 million in the prior year comparable period, with the decline resulting from lower shipments of bulk and granular graphite.

         Within the calcium carbide products segment, acetylene sales (which includes pipeline acetylene and calcium carbide for fuel gas applications) were $7.1 million for the quarter ended April 30, 2000, essentially unchanged versus last year's comparable quarter. ISP, the Company's largest pipeline acetylene customer, had reduced their demand for the Company's acetylene during fiscal 1999 by approximately 75% of its historical levels. This reduction in demand continued into the first half of fiscal 2000. However, acetylene sales during the quarter ended April 30, 2000 improved over the previous quarter ended January 31, 2000 on improved shipments to both pipeline and fuel gas customers. Sales of calcium carbide for metallurgical applications were $4.8 million which was 9.7% lower than last year's comparable quarter due to lower shipments and prices. Weakness in the domestic steel market as well as substitute products has had a negative impact on demand for calcium carbide for metallurgical applications. However, shipments of calcium carbide for metallurgical applications improved over the previous quarter ended January 31, 2000 and the Company has experienced price increases in certain metallurgical products.

         For the nine months ended April 30, 2000, acetylene sales were $18.2 million, a 24.7% decrease from the prior year comparable period resulting from lower shipments. Sales of calcium carbide for metallurgical applications were $13.9 million, a 9.6% decrease from a year ago resulting primarily from lower shipments.

         The gross profit margin on graphite electrode product sales for the quarter ended April 30, 2000 was breakeven versus 16.0% in the prior year comparable quarter. The gross profit margin on graphite electrode product sales for the nine months ended April 30, 2000 was 2.5% versus 15.8% in the prior year comparable period. The effects of the Company's working capital improvement program negatively impacted the gross profit margin in both periods. The Company temporarily reduced graphite electrode and needle coke production to lower inventory levels. The Company estimates that its cost of goods sold for the quarter and nine months ended April 30, 2000 includes approximately $3 million and $10 million, respectively, in fixed costs that would have been capitalized into inventory had the Company been operating at normal production levels. Lower average prices for graphite electrodes and needle coke as well as lower shipments of needle coke also contributed to the lower gross profit margins. In addition, depreciation and amortization charges were approximately $1.3 million higher during the nine months ended April 30, 2000. Also, the cost of decant oil, the primary raw material in the production of needle coke, has increased 87.5% and 50.2%, respectively, during the quarter and nine months ended April 30, 2000 versus last year's comparable periods. The continuing rise in world petroleum prices is expected to have a negative effect on graphite electrode product gross profit margins for the foreseeable future.

         Gross profit as a percentage of calcium carbide product sales for the quarter ended April 30, 2000 was 10.1% versus 11.7% in the prior year comparable quarter. Gross profit as a percentage of calcium carbide product sales for the nine months ended April 30, 2000 was 9.5% versus 11.5% in the prior year comparable period. The decrease in the gross margin in both periods was due primarily to lower sales in the carbide business.

         Selling, general and administrative expenditures for the quarter ended April 30, 2000 were $2.5 million versus $4.2 million in the comparable quarter a year ago. Selling, general and administrative expenditures for the nine months ended April 30, 2000 were $8.8 million versus $11.2 million in the comparable period a year ago. The decrease in expenditures for both periods was due primarily to lower departmental operating costs achieved as a result of the Company's cost saving program in fiscal 1999, coupled with lower employee-related benefit costs during the current periods.

         During the quarter ended April 30, 2000, the Company recorded a $2.0 million charge to provide for severance payments and benefits associated with the elimination of approximately 35 salaried positions. Substantially all of such payments are expected to be paid through April 30, 2001.

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

         Net interest expense for the quarter ended April 30, 2000 was $2.6 million, including $2.5 million of interest expense associated with the Company's revolving credit facility and $0.1 million in bank fees. Net interest expense for the quarter ended April 30, 1999 was $1.7 million, including $1.8 million of interest expense associated with the Company's revolving credit facility and $0.1 million in bank fees, less $0.2 million in capitalized interest. Net interest expense for the nine months ended April 30, 2000 was $7.1 million, including $6.8 million of interest expense associated with the Company's revolving credit facility and $0.3 million in bank fees. Net interest expense for the nine months ended April 30, 1999 was $4.7 million, including $5.6 million of interest expense associated with the Company's revolving credit facility and $0.2 million in bank fees, less $1.1 million in capitalized interest.

         The income tax benefit for the quarter and nine months ended April 30, 2000 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2000. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.

         The Company has implemented a working capital improvement program that is expected to be in effect for the remainder of fiscal 2000. While this program is expected to have a positive effect on operating cash flows, the program is expected to significantly contribute to the Company reporting a net loss from operations for the fiscal year ending July 31, 2000. See a more detailed description of the Company's working capital improvement program under "Liquidity and Capital Resources" below.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company is required to adopt Statement of Financial Accounting Standards #133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133) for all of the quarters in its fiscal year ending July 31, 2001. SFAS #133 establishes accounting and reporting standards for derivative financial instruments and related hedging activities. The Company is finalizing its evaluation of the financial accounting and reporting impact of SFAS #133.

         The Company is required to adopt Staff Accounting Bulletin #101, "Revenue Recognition in Financial Statements" (SAB #101) for all of the quarters in its fiscal year ending July 31, 2001. SAB #101 clarifies accounting rules for revenue recognition in financial statements. The Company does not expect the adoption of SAB #101 to have a material impact on its consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs are primarily for capital expenditures, working capital (including antitrust settlements) and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects. The Company currently estimates that it will spend approximately $13 million in capital improvements during its fiscal year ending July 31, 2000. Such spending includes approximately $5 million for a hydrodesulfurization (HDS) complex in connection with the expected implementation of an HDS project at the Company's needle coke affiliate, Seadrift Coke, L.P (Seadrift). The HDS project in total is expected to cost approximately $30 million. The implementation of the HDS project is contingent upon securing adequate financing to fund the remaining $25 million cost of the project. In addition, the Company currently estimates that it will fund approximately $20 million in antitrust payments during fiscal 2000. Antitrust settlement and expense payments have totaled $15.3 million during the nine months ended April 30, 2000. The increase in prices of oil (a major raw material for Seadrift) has resulted in an increased working capital requirement for this raw material.

         The Company has implemented a working capital improvement program that is expected to be in effect for the remainder of fiscal 2000. In connection with this program, the Company temporarily reduced graphite electrode and needle coke production in order to reduce inventory levels and further improve the Company's cost structure. This program is expected to have a positive effect on operating cash flows as cash outflows for raw materials, labor and utilities will be reduced during the period of lower production. However, the program has had and is expected to continue to have a negative impact on the Company's operating results during the period of reduced production, as the Company will not realize operating efficiencies and fixed cost absorption typical of higher levels of production. This situation is expected to significantly contribute to the Company reporting a net loss from operations for the fiscal year ending July 31, 2000.

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998, the Company entered into an agreement with a consortium of banks led by PNC Bank for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). During the quarter ended January 31, 2000, the 1997 Revolving Credit Facility was amended which resulted in a $10 million reduction in the facility commitment to $140 million as of January 31, 2000. The amendment was obtained primarily to allow the Company to complete its working capital improvement program. The most restrictive covenants under the 1997 Revolving Credit Facility include a maximum Consolidated Total Indebtedness to EBITDA Ratio of 3.75 to 1.0, a minimum Interest Coverage Ratio of 3.5 to 1.0 and a minimum Consolidated Tangible Net Worth, all as defined in the 1997 Revolving Credit Facility agreement. The amendment temporarily reduces the minimum Interest Coverage Ratio, reduces the minimum Consolidated Tangible Net Worth requirement and temporarily increases the maximum Consolidated Total Indebtedness to EBITDA Ratio to accommodate the expected impact of a working capital improvement program. The 1997 Revolving Credit Facility agreement excludes the Antitrust Charge from EBITDA for both pricing and covenant calculation purposes. The 1997 Revolving Credit Facility is collateralized with receivables, inventory and all of the Company's property, plant and equipment. Repayment of funds borrowed under the credit agreement is not required until the expiration of the facility in December 2003. As of April 30, 2000, the Company had $21.5 million available under the 1997 Revolving Credit Facility. As of April 30, 2000, borrowings totaled $112.2 million and outstanding letters of credit were $6.3 million.

         In May 2000, the Company and the banks under the 1997 Revolving Credit Facility reached an agreement on an amendment and waiver with respect to the Company's non-compliance with the above financial covenants for the reporting period ended April 30, 2000. The 1997 Revolving Credit Facility was amended to reduce the facility commitment to $135 million effective June 30, 2000. Also, the amendment and waiver requires the Company to maintain a minimum Consolidated Tangible Net Worth of $70 million until October 31, 2000, at which time the minimum Consolidated Tangible Net Worth requirement shall be governed by the terms within 1997 Revolving Credit Facility unaffected by the terms of the amendment and waiver. The Company has also agreed to deliver to the banks its compliance certificate for the reporting period ending July 31, 2000 on or before August 21, 2000. As a result of the amendment and waiver, interest costs are calculated based on a floating LIBOR rate plus 3.00% until the Interest Coverage Ratio increases above 3.5 to 1.0 and the Consolidated Total Indebtedness to EBITDA Ratio decreases below 3.75 to 1.0. As of April 30, 2000, the interest rate on borrowings outstanding under the 1997 Revolving Credit Facility was 9.1%.

         The Company's operating results and expected cash flows from operations could be negatively impacted if weak demand for the Company's products continues, if the U.S. dollar continues its strong position versus the Euro or if increased oil costs continue for an extended period of time without increased product pricing. The negative impact of the operating factors noted above may continue to impact the Company's compliance with the financial covenants in the 1997 Revolving Credit Facility in the future. If the Company is not in compliance with such covenants in the future, the Company would have to obtain additional covenant violation waivers and amendments from its lenders, refinance the 1997 Revolving Credit Facility and/or obtain additional sources of financing. The Company is currently exploring alternative and additional sources of financing to fund the completion of the HDS project, as well as refinance the 1997 Revolving Credit Facility and fund on-going capital expenditures and working capital needs. Terms and conditions of any settlements of pending antitrust claims may also adversely impact the Company's expected liquidity needs in the future. In the event that the Company's capital resources are not sufficient to fund the Company's planned capital expenditures, service its indebtedness, fund its working capital needs and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to refinance or renegotiate the 1997 Revolving Credit Facility, obtain additional funding or further delay discretionary capital projects. If the Company were required to refinance or renegotiate the 1997 Revolving Credit Facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

         On March 4, 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations, including the Company's liquidity needs. During the nine months ended April 30, 2000, the Company repurchased 25,000 shares of Common Stock under its share repurchase program at a total cost of $0.2 million. In total, the Company has repurchased 492,200 shares of Common Stock at a total cost of $5.9 million under its share repurchase program. The 1997 Revolving Credit Facility, as amended, currently prohibits share repurchases.


CASH FLOW INFORMATION

         Cash flow provided by operations for the quarter ended April 30, 2000 was $4.5 million. Cash inflows from net loss plus non-cash items of $1.0 million were increased by a $3.5 million increase in cash flow from changes in certain working capital items. The Company's working capital improvement program resulted in $0.2 million in cash flow from inventory reductions, $1.6 million from accounts receivable and a $5.0 million net cash inflow from trade accounts payable and accrued expenses. Antitrust settlement and expense payments during the quarter were $3.3 million and interest payments were $2.5 million. Cash flow provided by operations for the nine months ended April 30, 2000 was $7.4 million. Cash inflows from net loss plus non-cash items were $7.3 million. The working capital improvement program resulted in a $10.7 million net cash inflow from inventory reductions and $0.5 million from accounts receivable. The Company also received $8.4 million in income tax refunds during the nine months ended April 30, 2000. Offsetting these working capital cash inflows were $15.3 million in antitrust settlement and expense payments and $6.0 million in interest payments.

         Investing activities for the quarter and nine months ended April 30, 2000 included $1.8 million and $6.8 million, respectively, in capital expenditures. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures.

         Cash flow used for financing activities for the quarter and nine months ended April 30, 2000 were $2.7 million and $0.5 million, respectively, and each included an increase in cash flow from borrowings under the 1997 Revolving Credit Facility, offset by a reduction in overdrafts.


OTHER ITEMS

CALCIUM CARBIDE JOINT VENTURE

         On March 7, 2000, the Company announced that it would form a North American 50/50 joint venture with non ferrum Metallpulver Gesellschaft m.b.H. & Co.KG. ("non ferrum"), based in St. Georgen, Austria, and with "non ferrum" had executed letters of intent to purchase certain assets of Rossborough Manufacturing Co., L.P. (Rossborough) and Reactive Metals & Alloys Corporation (Remacor). On May 4, 2000, the Company announced that it would not pursue the purchase of Remacor. In connection with the formation of the joint venture, the Company will contribute its calcium carbide business net assets and debt to the joint venture while "non ferrum" will invest cash and will now contribute certain European magnesium businesses, increasing the international scope of the joint venture. In addition, Rossborough's management team is expected to take a more direct role in the new joint venture. The transaction, which is expected to be completed during the Company's fiscal fourth quarter ending July 31, 2000, is subject to the negotiation and execution of definitive agreements, the receipt of appropriate governmental approvals, final corporate approvals and the arranging of necessary financing.


ENVIRONMENTAL

         In the process of developing permit applications for facility upgrades at the St. Marys, PA graphite plant, the Company determined that certain parameters in its air permits do not reflect current operations. The Company has advised the appropriate state environmental authorities. The Company is in the process of preparing a proposed plan of action to achieve resolution of this issue. Such plan of action will include the installation and ongoing operation of an air emissions scrubbing unit. A preliminary cost estimate for this unit is approximately $4.0 million installed, plus $0.5 million per year in ongoing cash operating costs. The facility improvements are expected to be made during the Company's fiscal year ending July 31, 2001. The Company believes that certain costs are subject to reimbursement under an environmental indemnity agreement the Company has with The BOC Group, plc, the predecessor to the Company. The Company expects that the fine to be levied in connection with this issue will be immaterial.


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

         The Company continues to evaluate the Year 2000 compliance programs of its critical customers, suppliers and service providers in an attempt to determine the adequacy of their programs in addressing the Year 2000 issue. This evaluation included the distribution of questionnaires to such parties and the development of contingency plans that assume the failure of a third party critical to the Company's business. The Company believes that the most reasonably likely worst-case scenario for the Company with respect to the Year 2000 issue is the failure of a critical vendor, including but not limited to a utility supplier, or the failure of a critical customer, including electric arc furnace steel producers who use a substantial amount of power in their production process. A failure by a critical supplier or group of critical customers could negatively impact sales, profits and cash flows. The Company believes that the formulation of contingency plans will help mitigate exposure and losses should such a failure occur. However, because the Company's overall Year 2000 compliance is contingent upon the readiness of its critical vendors and customers, there can be no assurance that the Company's Year 2000 compliance programs will adequately address Year 2000 issues not under its direct control.


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


Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the quarter ended April 30, 2000 which would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for alleged violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International, Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, eight additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Middle District of Pennsylvania on April 19, 2000; the Company is seeking the transfer of this case to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, SEC Corporation, Nippon Carbon Co., Ltd., VAW Aluminum AG, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed amended complaints adding two additional related plaintiffs and additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon U.S.A., Inc., VAW Aluminum Aktiengesellscheft and VAW Carbon GMBH.

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

         On February 10, 1999, a U.S. corporation which allegedly made purchases on behalf of two foreign entities and a group of 22 foreign purchasers which are based in several foreign countries filed a complaint against the Company, UCAR, SGL, Tokai Carbon Co., Ltd., Tokai Carbon U.S.A., Inc., Nippon Carbon Co., Ltd., SEC Corporation and certain present and former related parties of UCAR in United States District Court for the Eastern District of Pennsylvania. This complaint has been amended to add four additional plaintiffs. On September 24, 1999, three Australian companies and one New Zealand company filed a complaint against the same parties as are named in the lawsuit filed on February 10, 1999. These cases assert substantially the same claims and seek the same relief as the consolidated case. Other foreign purchasers have also made similar claims against the Company but have not filed lawsuits.

         The Company understands that defendants UCAR, Showa Denko, SGL Corp. and SGL have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert
P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai Carbon Co. Ltd., SEC Corporation and Nippon Carbon Co. Ltd. have agreed to plead or have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to or been ordered to pay fines and, in the case of Messrs. Krass and Hart, have agreed to serve prison sentences, in connection with those guilty pleas or agreements to plead guilty. The Company also understands that the DOJ has indicted Mitsubishi Corporation and Georges Schwegler, a former UCAR employee.

         The Company has also advised the Commission of the European Communities (the European Commission) that it wishes to invoke its Leniency Notice. Generally under these guidelines, the European Commission may reduce fines and other penalties if a company sufficiently cooperates with the European Commission. On January 24, 2000, the European Commission adopted a Statement of Objections against the Company, SGL, UCAR, VAW Aluminum AG, Showa Denko KK, Tokai Carbon Co. Ltd., Nippon Carbon Co. Ltd. and SEC Corporation. The Company has prepared and submitted to the European Commission a response to the Statement of Objections and has appeared at a hearing regarding the imposition of fines. The Company understands that the European Commission will determine fines, if any, at the completion of its proceedings.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that UCAR, Showa Denko, SGL Corp. and SGL have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other possible developments including: (a) future settlements with other purchasers and the effect of the possible additional payments ("most favored nations") noted above, (b) the outcome of the European Commission antitrust investigation, (c) additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of April 30, 2000, $38.9 million in antitrust settlements and costs had been paid.

         The Company is also involved in various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of April 30, 2000. As of April 30, 2000, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
Item 6

EXHIBITS AND REPORTS ON FORM 8-K


                              A. INDEX TO EXHIBITS

10.32 Fifth Amendment to the Revolving Credit and Letter of Credit Issuance Agreement among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated December 10, 1999 (incorporated herein by reference to Exhibit 10.32 to the Company's quarterly report on Form 10-Q for the period ended October 31, 1999)

10.33 Letter Amendment and Waiver to the Revolving Credit and Letter of Credit Issuance Agreement among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated May 22, 2000

                             B. REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on June 14, 2000.


          SIGNATURE                                   TITLE
          ---------                                   -----


     /S/ WALTER B. FOWLER           CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
--------------------------------    OFFICER)
      (WALTER B. FOWLER)





    /S/ WILLIAM M. THALMAN          VICE PRESIDENT - TREASURER
-------------------------------     (PRINCIPAL FINANCIAL OFFICER)
     (WILLIAM M. THALMAN)





     /S/ JEFFREY T. JONES           VICE PRESIDENT - CONTROLLER
-------------------------------     (PRINCIPAL ACCOUNTING OFFICER)
      (JEFFREY T. JONES)




    /S/ STEPHEN D. WEAVER           SENIOR VICE PRESIDENT AND GENERAL MANAGER,
-------------------------------     ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
     (STEPHEN D. WEAVER)






     /S/ ARARAT HACETOGLU           VICE PRESIDENT AND GENERAL MANAGER,
-------------------------------     CALCIUM CARBIDE PRODUCTS
      (ARARAT HACETOGLU)






       /S/ JIM J. TRIGG             VICE PRESIDENT AND GENERAL MANAGER,
-------------------------------     SEADRIFT COKE, L.P.
        (JIM J. TRIGG)