Form 10-K405
period 2000-07-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 2000-11-14
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

                            -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            -----------------------

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.01 per share


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on September 22, 2000 was $14,518,462.

     As of the close of business on September 22, 2000 there were 8,331,342 shares of the Registrant's $0.01 par value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

PART I

ITEM 1 BUSINESS

OVERVIEW

The Carbide/Graphite Group, Inc. (the Company or Registrant) is a major U.S. manufacturer of graphite electrode products and calcium carbide products. Graphite electrodes are used as consumable conductors of electricity in the electric arc furnace steel-making process common to all mini-mill steel producers. Calcium carbide and derivative products, primarily acetylene, are used in the manufacture of specialty chemicals, as a fuel in metal cutting and welding and for metallurgical applications such as iron and steel desulfurization. The Company is the only manufacturer of graphite electrodes that produces its own requirements of needle coke, the principal raw material used in the manufacture of graphite electrodes. The Company also sells needle coke to its competitors in the graphite electrode business. Net sales for the Company's graphite electrode products segment and calcium carbide products segment represented 76.6% and 23.4%, respectively, of consolidated net sales for fiscal 2000. Refer to Note 10 to the Company's consolidated financial statements for its fiscal year ended July 31, 2000 (incorporated by reference under Item 8 of this Form 10-K) for information regarding sales (including export sales), operating results and identifiable assets by reportable business segment.

     During fiscal 2000, the Company's net prices for graphite electrodes declined as a result of weaker transactional prices in the United States and in most export markets, coupled with a significant decline in the value of the Euro relative to the U.S. dollar. During fiscal 2000, the value of the Euro declined approximately 13% in U.S. dollar terms. As virtually all of the Company's costs are denominated in U.S. dollars, this trend had a significant negative impact on profitability during fiscal 2000. The Company's foreign currency hedging policy partially mitigated the impact of the negative Euro value trend during fiscal 2000.

     Also during fiscal 2000, the demand for needle coke declined as major electrode producers lowered production and implemented inventory reduction programs in response to weaker global demand. Shipments and prices fell during fiscal 2000 as a result of this lower level of demand and increased price competition in the needle coke market. These negative factors, coupled with a 61% increase in the gross cost of decant oil, the primary raw material in the production of premium needle coke, had a significant negative impact on the Company's operating results in fiscal 2000. The Company's commodity hedging program partially mitigated the impact of the higher decant oil costs incurred in fiscal 2000.

     During fiscal 2000, the Company implemented a working capital improvement program to help offset the negative effects of the trends described above. In connection with this program, the Company temporarily reduced graphite electrode and needle coke production in order to reduce inventory levels and further improve the Company's cash flow and cost structure. This program had a positive effect on operating cash flows as cash outflows for raw materials, labor and utilities were reduced during the period of lower production. However, the program had a negative impact on the Company's operating results during the period of reduced production, as the Company did not benefit from operating efficiencies and fixed cost absorption typical of higher levels of production. This situation significantly contributed to the Company reporting a net loss from operations for fiscal 2000. The Company estimates that the working capital improvement program negatively impacted net operating results by approximately $6.5 million during fiscal 2000.

     In fiscal 2000 and in connection with the working capital improvement program, the Company began to scale back electrode sales volumes in Europe and focus on markets where the net pricing was more attractive. As an extension of this initiative, the Company, effective October 2000, has reduced its graphite electrode production to approximately 90 million pounds a year, a 15% reduction from the Company's production capacity in fiscal 2000. The 90 million production level represents the Company's most efficient, lowest cost electrode production and the Company expects to generate additional cost and working capital savings by operating at this lower level of production.

     The Company also implemented an early retirement/severance program under which 35 salaried employees agreed to early retirement or severance packages during fiscal 2000. In April 2000, the Company recorded a $2.0 million pre-tax charge to provide for payments to be made under the early retirement/severance program. The Company estimates that it will realize approximately $3.0 million in annual savings as a result of this program.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for information on the impact of the above factors on the Company's revolving credit facility, as well as information on various amendments and waivers required to be obtained by the Company in connection with the revolving credit facility.

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Department of Justice (DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the period 1992 to 1997. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers.

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court of the Middle District of Pennsylvania on April 10, 2000, but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH, and third, fourth and fifth amended complaints.

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

     The Company understands that defendants UCAR, SGL and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have pled guilty to antitrust conspiracy charges filed by the DOJ and have agreed to pay fines and, in the cases of Messrs. Krass and Hart, to serve prison sentences, in connection with those guilty pleas. The Company also understands that the DOJ has indicted Mitsubishi Corporation and Georges Schwegler, a former UCAR employee.

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

     During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of July 31, 2000, $42.2 million in antitrust settlements and costs had been paid.

GRAPHITE ELECTRODE PRODUCTS BUSINESS

Products and Markets

     The Company's graphite electrode products business segment includes graphite electrodes, needle coke, bulk graphite, granular graphite (primarily from machine turnings) and other related miscellaneous sales. The following table presents the Company's net sales and percentage of segment sales within its graphite electrode products segment for fiscal 2000, by principal product category:

                                                                                         FISCAL 2000
                                                                     ----------------------------------------------
Product Category                                                     Net Sales                           % of Total
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Graphite electrodes                                                    $117,332                            73.9%
Needle coke (third-party sales)                                          21,496                            13.5
Bulk graphite                                                            12,147                             7.6
Granular graphite                                                         6,814                             4.3
Other                                                                     1,029                             0.7
------------------------------------------------------------------------------------------------------------------
  Total graphite electrode product net sales                           $158,818                           100.0%
==================================================================================================================

     The Company's graphite electrode marketing group was re-aligned during fiscal 2000. The Company's direct domestic sales force, consisting of eight sales people, are responsible for coordinating all aspects of customer relationships in the United States and Canada. This includes electrode technical service as well as arc furnace operations and furnace monitoring solutions. A network of international sales agents is responsible for coordinating export customer relationships. Four technical service personnel support both domestic and international selling and customer service initiatives. The Company also sells graphite specialty products primarily through two sales people and, to a lesser degree, international agents.

     In the past, the Company has sold a significant amount of its electrode production into export markets. The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure. Primarily as a result of the weaker Euro and its negative impact on net price realizations on sales into Europe, the Company has reduced its graphite electrode production to approximately 90 million pounds per year. The Company plans to increase electrode sales efforts to domestic and non-European export markets. As a result, the Company's graphite electrode sales to customers in export markets are expected to become a smaller percentage of total electrode sales for the foreseeable future.

     The Company's needle coke affiliate, Seadrift Coke, L.P. (Seadrift) sold approximately 54% of its needle coke production to eight other graphite electrode producers during fiscal 2000. The Company's sales of needle coke to its competitors in the graphite electrode industry is expected to become a more significant component of sales in the graphite electrode products segment in the future.

     In connection with the fiscal 1995 sale (the Specialty Products Sale) of the Company's graphite specialty products business (Specialty Products) to SGL Corp., the Company agreed to continue to produce graphite rods and plates (also known as bulk graphite), the majority of which were sold to SGL Corp. at prices approximating the Company's manufacturing cost under a supply agreement that expired in January 1998 (the SGL Supply Agreement). Sales to SGL Corp. under this contract in fiscal 1998 were $3.9 million versus $16.7 million in fiscal 1997. The Company also sells these bulk graphite rods and plates, and certain other graphite products, to other graphite specialty customers. The Company continues to pursue a strategy to increase its customer base for bulk graphite. While the Company believes that it will continue to sell bulk graphite to SGL Corp. and other bulk graphite customers, there can be no assurance that the Company will be able to achieve bulk graphite sales volumes equal to those sold while the SGL Supply Agreement was in effect. Bulk graphite sales totaled $12.1 million in fiscal 2000. Granular graphite is primarily turnings from the machining of graphite electrodes and is used in a variety of industrial applications, including brake shoe materials and carbon additives for steel chemistry. Sales of granular graphite are expected to decline as electrode production volumes are reduced in fiscal 2001. In addition, the Company provides processing services, which include graphitizing baked rods.

     The steel industry, which constitutes the principal market for the Company's graphite electrodes and a major market for its calcium carbide for metallurgical applications, is highly cyclical. As a result, the Company's steel industry-related products may face periods of reduced demand, which, because of the generally high fixed costs of the Company's business, could result in substantial downward pressure on profitability and liquidity. Demand for and sales of graphite electrodes and needle coke can also fluctuate from quarter to quarter due to such factors as scheduled plant shutdowns by customers, changes in customer production schedules in response to seasonal changes in energy costs, weather conditions, strikes and work stoppages at customer plants and changes in customer order patterns in response to the announcement of price increases or decreases.

Manufacturing

     The Company's electrodes and other graphite products are manufactured at its facilities in Niagara Falls, New York and St. Marys, Pennsylvania. Both plants are equipped with facilities for milling, mixing, homogenizing and extruding; baking and rebaking; pitch impregnating; graphitizing; and machine finishing. During fiscal 2000, the Company maintained electrode production capacity at approximately 105 million pounds per year. However, as a result of the working capital improvement program, electrode production was reduced to approximately 94 million pounds during fiscal 2000. In addition, the Company currently maintains approximately 20 million pounds of annual bulk specialty graphite production capacity.

     The Company manufactures all of its needle coke (the primary raw material for graphite electrodes) at its affiliate, Seadrift. The Company currently has the capacity to manufacture approximately 200,000 tons of needle coke annually. During fiscal 2000, approximately 27% of Seadrift's capacity was used internally for the production of graphite electrodes. Needle coke is shipped from Seadrift largely by rail to the Company's St. Marys, Pennsylvania facility and by rail, barge and overseas vessel to its third-party customers.

     During fiscal 2000, the Company implemented a working capital improvement program, which temporarily reduced graphite electrode and needle coke production in order to reduce inventory levels and further improve the Company's cash flow and cost structure. This program had a positive effect on operating cash flows as cash outflows for raw materials, labor and utilities were reduced during the period of lower production. As an extension of this initiative, the Company, effective October 2000, has reduced its graphite electrode production to approximately 90 million pounds a year, a 15% reduction from the Company's production capacity in fiscal 2000. The 90 million production level represents the Company's most efficient, lowest cost electrode production and the Company expects to generate additional cost and working capital savings by operating at this lower level of production.

CALCIUM CARBIDE PRODUCTS BUSINESS

Products and Markets

     The Company's primary products in this segment are acetylene and calcium carbide for metallurgical applications such as iron and steel desulfurization and deoxidation. The following table presents the Company's net sales and percentage of segment sales within its calcium carbide products segment for fiscal 2000, by principal product category:

                                                                                         FISCAL 2000
                                                                      -------------------------------------------
Product Category                                                      Net Sales                        % of Total
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Acetylene:
  Pipeline acetylene                                                    $12,163                            25.1%
  Fuel gas applications                                                  12,102                            24.9
Metallurgical applications                                               18,271                            37.6
Other                                                                     6,001                            12.4
-----------------------------------------------------------------------------------------------------------------
  Total calcium carbide product net sales                               $48,537                           100.0%
=================================================================================================================

     The Company produces acetylene at its Louisville and Calvert City, Kentucky plants for pipeline delivery to three customers, International Specialty Products (ISP), Air Products and Chemicals, Inc. (Air Products) and E.I. duPont de Nemours & Company (DuPont), for use as a feedstock in the manufacture of specialty chemicals. Each of these customers has been supplied by the Company for over thirty years. Although relationships with these pipeline customers are long-standing, there can be no assurance that any of these customers will continue to operate their adjacent facility or require the Company's acetylene product. ISP, the Company's largest pipeline acetylene customer, in response to lower global demand and lower prices for some of its acetylene-based products, reduced their demand for the Company's acetylene during fiscal 1999 and fiscal 2000 by as much as 75% of its historical levels. This situation has resulted in the discontinuance of calcium carbide production at the Calvert City, Kentucky facility. Partially offsetting the sales effect of the lower deliveries to pipeline acetylene customers is an increase in average pipeline acetylene prices resulting from the volume/price structure of the Company's acetylene supply arrangements.

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

     The Company sells calcium carbide for metallurgical applications, such as blast furnace hot metal desulfurization, foundry iron desulfurization and electric furnace slag conditioning and deoxidation. Most calcium carbide desulfurization products are finely ground and, together with several additives, are injected into baths of molten iron to reduce the sulfur content of the material. In addition to selling directly to steel customers, the Company also sells calcium carbide to major distributors which in turn supply carbide mixtures and a variety of ancillary services to steel mills for metallurgical applications.

     The Company markets calcium carbide products to all of its end customers through a sales force of three personnel and through distributors, with technical service support from a staff of two personnel. Sales to customers other than pipeline customers are made through purchase orders.

Manufacturing

The Company manufactures its calcium carbide products at plants in Louisville and Calvert City, Kentucky. Louisville has 120,000 tons of calcium carbide production capacity. Calvert City has 80,000 tons of calcium carbide production capacity, but is currently shut down in terms of calcium carbide production. Both plants operate crushing, screening and packing equipment; acetylene generators; and grinding facilities. The Louisville plant supplies pipeline acetylene to DuPont; the Calvert City plant supplies pipeline acetylene to ISP and Air Products. The Calvert City plant is operated in block-run fashion on an as needed basis.

COMPETITION

Graphite Electrode Products

The Company's competition in graphite electrodes includes two major producers, UCAR and SGL, as well as a group of smaller, foreign and U.S. producers, including Showa Denko, Tokai Carbon Co., Ltd. (of Japan), Nippon Carbon Co. Ltd. (of Japan), ERFTcarbon AG (of Germany) and Superior Graphite. Participants in the graphite electrode industry compete on the basis of service and product quality, reliability, efficiency and price.

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

     Outside of Japan, there are currently only three needle coke producers:
Conoco, Inc. (Conoco), UNO-VEN Company (Uno-Ven) and Seadrift. Conoco is the largest needle coke producer and is the market leader, with annual capacity currently estimated by the Company to be approximately 400,000 tons. Uno-Ven has a production capacity of approximately 100,000 tons per year and Seadrift's production capacity is currently approximately 200,000 tons per year. In Japan, there are four small producers, one of which is a Conoco affiliate, and two of which make a different type of coke from coal tar pitch. The Company believes the three Japanese producers (other than the Conoco affiliate) produce an aggregate of approximately 200,000 tons per year. Participants in the needle coke industry compete primarily on price and quality.

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

     The Company sells all of its acetylene to the adjacent specialty chemical plants of its pipeline customers. These plants are not supplied with acetylene by any source other than the Company, although certain pipeline acetylene customers have alternative production facilities producing the same end products for which they purchase acetylene from the Company. See " Calcium Carbide Products Business--Products and Markets." For many years, other, less expensive materials have competed with cylinder acetylene for use in the metal fabrication and construction industries. Acetylene has maintained its market position through its versatility and ease of use. Acetylene provides the hottest cutting flame of all the fuel gases and thus allows for faster, cleaner cutting operations.

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

     Seadrift uses low sulfur decant oil, a by-product of fluid catalytic cracking units in integrated oil refineries, in the manufacture of needle coke. Most of this feedstock is purchased from refineries along the U.S. Gulf Coast. A limited number of refineries on the U.S. Gulf Coast produce decant oil suitable for use by Seadrift. Due to restraints on local availability, Seadrift also purchases decant oil on the West and East Coasts at a higher cost (due primarily to transportation costs) than if obtained from a local refinery. Conoco, Seadrift's largest needle coke competitor, operates a large, integrated refinery that has the ability to desulfurize decant oil.

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

     During fiscal 2000, the Company purchased a $3.5 million hydrodesulfurization (HDS) complex in connection with the expected implementation of an HDS project at Seadrift. In addition, the Company will spend an additional $1.6 million during fiscal 2001 to dismantle and transport the HDS unit to Seadrift. The HDS project in total is expected to cost approximately $30 million. Once installed, it is expected that the HDS project will allow Seadrift to purchase virtually all of its decant oil feedstock needs from the Gulf Coast as it will have the capability to reduce the sulfur levels of high sulfur feedstocks to acceptable levels. The completion of the HDS project is strategically critical for the Company and Seadrift as it is expected to significantly reduce decant oil procurement costs and improve Seadrift's needle coke quality from a sulfur content perspective. In addition, the completion of the HDS project should mitigate the risk of feedstock supply shortages as the potential universe of feedstocks increases significantly once Seadrift installs HDS capacity. The implementation of the HDS project is contingent upon securing adequate financing to fund the remaining $25 million cost of the project. See "Liquidity and Capital Resources" under Item 7 of this Form 10-K.

     During fiscal 2000, the Company's feedstock costs increased approximately 61% per barrel as a result of the worldwide shortage of petroleum products, particularly crude and heating oils. The Company's commodity hedging program partially mitigated the impact of the increase in feedstock costs during fiscal 2000. The Company's current financial commodity hedge instruments expire in December 2000. Based on widely published forward rates for petroleum products, the Company expects its feedstock costs to steadily decline as fiscal 2001 progresses. However, there can be no assurance that the expected trend in petroleum prices and, therefore, decant oil costs, will transpire. See "Liquidity and Capital Resources" under Item 7 of this Form 10-K.

     Electricity for graphitizing electrodes represents a major cost to the Company. At the Company's plant in Niagara Falls, electricity is supplied by the Power Authority of the State of New York at favorable, pre-determined prices under a contract that expires in 2006. The St. Marys plant is supplied electricity under a conventional power contract. Through an electricity co-generation process, Seadrift is a net power producer, resulting in only nominal electrical power costs for that facility. The Company purchases natural gas for heating kilns from either interstate natural gas carriers or from local gas well operators. During the latter half of fiscal 2000, spot natural gas prices began to rise as supply levels declined as a result of lower production levels in the U.S. The Company's financial results for fiscal 2000 were not significantly impacted by the increase in spot natural gas prices as the Company had negotiated a fixed price supply contract for its fiscal 2000 natural gas requirements. Given the current spot prices for natural gas, the Company expects to experience a significant increase in its natural gas costs during fiscal 2001. However, the increase has been partially mitigated as the Company has negotiated fixed rate supply contracts for a significant portion of its expected natural gas requirements in fiscal 2001 at rates substantially lower than current spot rates. In addition, based on widely published forward rates for natural gas, the Company expects the cost of its natural gas requirements to steadily decline as fiscal 2001 progresses as the costs for spot natural gas purchases are expected to decline. However, there can be no assurance that the expected trend in natural gas prices will transpire. See "Liquidity and Capital Resources" under Item 7 of this Form 10-K.

Calcium Carbide Products

Raw materials required for calcium carbide manufacture are lime, coke and large amounts of electricity for submerged arc electric furnaces. The Company believes that its raw materials are widely available at satisfactory prices. Both the Louisville and Calvert City plants are supplied electricity under conventional power contracts.

EMPLOYEES

The Company employed 907 people as of July 31, 2000. At July 31, 2000, the Company employed 680 people in its graphite electrode products segment, of which 34% were salaried and 66% were paid hourly. Seadrift is staffed entirely with salaried personnel. At July 31, 2000, there were 214 people in the calcium carbide segment, of which 19% were salaried and 81% were paid hourly. At July 31, 2000, the Company employed 13 people in its corporate function, all of whom were salaried employees.

     The Company has various labor agreements with unions representing its hourly work force. Within the graphite electrode products business, the St. Marys labor agreement was renegotiated and became effective in June 1999. The new agreement will expire in June 2001. This agreement was negotiated to terms deemed satisfactory to the Company. The Niagara Falls labor agreement expires in January 2004. Within the calcium carbide products business, the Louisville and Calvert City agreements will expire in July 2001 and February 2001, respectively. The Company believes that its relationships with the unions are stable, although there can be no assurance that new agreements will be reached when the current agreements expire without union action or will be on terms satisfactory to the Company.

PATENTS AND TRADEMARKS

The Company has filed a trademark and copyright application with respect to software it has developed. The software, to be marketed under the name ArchiTech, is used in monitoring the operating parameters of electric arc furnaces.

ENVIRONMENTAL COMPLIANCE

In connection with the agreement under which the Company acquired its operating assets from The BOC Group, plc (BOC) (the Asset Acquisition), BOC agreed to indemnify the Company, its successors and assigns, against certain liabilities, to the extent not disclosed and expressly excluded from the indemnity, arising from (i) pre-closing operations of its former divisions (regardless of whether such liabilities arose during or before BOC's ownership thereof); (ii) assets transferred to the Company pursuant to the Asset Acquisition; and (iii) pre-closing activities conducted at the real property and leased premises transferred to the Company pursuant to the Asset Acquisition (the BOC Environmental Indemnity Agreement). Such indemnification includes certain liabilities arising out of the use, generation, transportation, storage, treatment, release or disposal of hazardous materials; the violation of any environmental regulations; or any claim or cause of action to the effect that the Company is responsible or liable for acts or omissions of BOC concerning hazardous materials. Under the indemnity, the Company is required to pay 20% of the first $2.5 million of costs relating to such environmental claims or liabilities. Thereafter, BOC is responsible for all of such environmental claims or liabilities. The BOC indemnity survives with respect to covered claims brought within 15 years after closing of the Asset Acquisition, which occurred in July 1988. A number of identifiable costs at the time of the Asset Acquisition, such as the need for certain pollution control equipment, receipt of certain discharge permits and the need for continued operation and maintenance of a landfill used exclusively by the Company at its St. Marys facility, were disclosed by BOC and were excluded from the indemnification. The Company has installed much of the pollution control equipment and received the discharge permits excluded from the BOC indemnity. If any of the pollution control equipment excluded from the BOC indemnity is required in the future for reactivation of production equipment or increases in capacity, the costs related thereto are not believed by the Company to be material.

     In connection with the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environmental costs in excess of an aggregate $100,000 threshold up to a maximum exposure of $6.0 million for a five-year period which expired in January 2000. In addition, with respect to the Company's former subsidiary, Speer Canada, Inc., sold pursuant to the Specialty Products Sale, the Company agreed to indemnify SGL Corp. for 80% of all environmental costs, in excess of a $100,000 threshold, relating to such former subsidiary's operations prior to the consummation of the Specialty Products Sale, up to a maximum exposure of $1.5 million. No environmental claims were submitted for indemnification by SGL Corp.

     During fiscal 1999, the Company completed an environmental compliance audit
(ECA) of all five of its operating facilities. Such ECA was completed by an independent, experienced environmental consulting firm which assessed the compliance status of each facility. In addition to the compliance objectives, the ECA evaluated the effectiveness of the existing management systems with respect to environmental compliance as well as the risks associated with management practices related to the use, storage, and disposal of regulated and non-regulated materials. All areas of non-compliance identified by the ECA have been corrected and the Company is in the process of implementing suggestions to achieve best management practices in an effort to maintain and improve environmental performance. None of the areas of non-compliance identified by the ECA were deemed to be material.

     The Clean Air Act was amended in 1990 (including Title V). The Clean Air Act has resulted and it is likely that it will continue to result in revisions to state implementation plans which may necessitate the installation of additional controls for certain of the Company's emission sources. The Company's Title V applications for its five production facilities are in various stages of completion.

     In the process of developing permit applications for facility upgrades at the St. Marys, PA graphite plant, the Company determined that certain parameters in its air permits do not reflect current operations. The Company has advised the appropriate state environmental authorities. The Company is in the process of implementing a plan of action to achieve resolution of this issue. Such plan of action includes the installation and ongoing operation of an air emissions scrubbing unit. The cost estimate for this unit is approximately $4.0 million installed, with an additional $0.5 million per year in ongoing cash operating costs. The facility improvements are expected to be made during the Company's fiscal year ending

July 31, 2001. The Company believes that certain costs are subject to reimbursement under the BOC Environmental Indemnity Agreement. The Company expects that the fine to be levied in connection with this issue will be immaterial.

     During fiscal 2000, the Company spent approximately $0.6 million on capital expenditures in order to comply with environmental laws and regulations (which expenditures are included in the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K as additions to property, plant and equipment). During fiscal 2001, the Company expects to spend approximately $4.5 million for such projects, a substantial portion of which is expected to be reimbursed under the BOC Environmental Indemnity Agreement.

ITEM 2 PROPERTIES

The Company maintains its corporate headquarters at One Gateway Center, Pittsburgh, Pennsylvania under a lease with a term expiring on June 30, 2003. The Company has the following additional properties, which are owned or leased, as indicated:

                                                                                                      Area
                                                                                              (approximate        Owned
Location                                                                                Use    square feet)   or Leased
-----------------------------------------------------------------------------------------------------------------------
Graphite electrode products facilities:
  Niagara Falls, New York                                                        Electrodes      1,000,000       Owned
  St. Marys, Pennsylvania                                                        Electrodes        742,000       Owned
  Seadrift, Texas                                                               Needle coke        743,000       Owned
Calcium carbide products facilities:
  Calvert City, Kentucky                                                   Carbide products        150,000       Owned
  Louisville, Kentucky                                                     Carbide products        200,000       Owned
  Louisville, Kentucky                         Carbide sales, technical and finance offices          6,000      Leased
=======================================================================================================================

     The Company owns all of its major manufacturing facilities. The Company believes that its plants and facilities, which are of varying ages and types of construction, are generally in satisfactory condition.

     Many of the Company's operations are conducted at extremely high temperatures, exceeding 5,000 degrees Fahrenheit in the case of electrode graphitizing. In some facilities, a maintenance "turnaround" is conducted annually; in other facilities, major maintenance is conducted on an ongoing basis. Maintenance expenditures, which are expensed as incurred, amounted to approximately $26.1 million, $29.3 million and $37.7 million for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

ITEM 3 LEGAL PROCEEDINGS

GENERAL

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Department of Justice that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the period 1992 to 1997. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers.

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR, SGL Corp. and SGL as defendants and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko. Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court of the Middle District of Pennsylvania on April 10, 2000, but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH, and third, fourth and fifth amended complaints.

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

     The Company understands that defendants UCAR, SGL and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have pled guilty to antitrust conspiracy charges filed by the DOJ and have agreed to pay fines and, in the cases of Messrs. Krass and Hart, to serve prison sentences, in connection with those guilty pleas. The Company also understands that the DOJ has indicted Mitsubishi Corporation and Georges Schwegler, a former UCAR employee.

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

     During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of July 31, 2000, $42.2 million in antitrust settlements and costs had been paid.

     The Company is also involved in various legal proceedings considered incidental to the conduct of its business, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position, fiscal year operating results or business of the Company. Claims (other than environmental and contract claims and claims for punitive damages) against the Company are generally covered by insurance which includes a $250,000 per occurrence self-insured retention. As of July 31, 2000, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     This item is not applicable to the Registrant for this Annual Report on Form 10-K.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System. The following tables provide information regarding the high and low prices at which the Company's Common Stock traded for each of the quarterly periods in the fiscal years ended July 31, 2000 and 1999.

QUARTERLY STOCK INFORMATION

Year Ended July 31, 2000                   HIGH                 LOW
-------------------------------------------------------------------
First                                     $13 7/8          $ 5 3/8

Second                                      9 1/4            5 3/8

Third                                       7 3/8            3 7/16

Fourth                                      5 3/4            2 1/4
-------------------------------------------------------------------
  Fiscal Year                             $13 7/8          $ 2 1/4
===================================================================

Year Ended July 31, 1999                    High               Low
-------------------------------------------------------------------
First                                     $21 5/8          $ 7 3/4

Second                                     17 1/8           10 3/4

Third                                      13 11/16          9 3/8

Fourth                                     15               11
-------------------------------------------------------------------
  Fiscal Year                             $21 5/8          $ 7 3/4
===================================================================

     No cash Common Stock dividends were declared during fiscal 2000 or fiscal 1999. The Company estimates that as of September 22, 2000, there were 100 record holders and approximately 1,500 beneficial holders of its Common Stock.

DIVIDEND OF PREFERRED SHARE PURCHASE RIGHTS

In fiscal 1999, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Common Stock. The dividend distribution was made on June 1, 1999 payable to stockholders of record on that date. The Preferred Share Purchase Rights are designed to ensure that all of the Company's stockholders receive fair and equal treatment in the event of certain takeovers of the Company. The Rights are not intended to prevent a takeover, but rather to encourage anyone seeking to acquire the Company to negotiate with the Company's Board of Directors prior to attempting a takeover.

ITEM 6 SELECTED FINANCIAL DATA

Year Ended July 31,                               2000          1999         1998          1997         1996
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts,
percentages and pricing information)

STATEMENTS OF OPERATIONS DATA(1):
Net sales                                    $ 207,355     $ 240,130    $ 293,751     $ 289,586    $ 259,394
Cost of goods sold                             197,619       202,888      242,535       235,401      214,396
Selling, general and administrative             12,100        14,925       14,884        16,031       14,609
Early retirement/severance charge(2)             2,050          --           --           1,100         --
Other expense (income)(3)                         --          15,043       38,000          --           (308)
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                         (4,414)        7,274       (1,668)       37,054       30,697
Interest expense, net                           10,423         6,617        5,130         7,894        9,073
Special financing expenses                        --            --           --            --            889
Provision (benefit) for income taxes            (5,108)          259       (1,729)       10,732        6,416
-------------------------------------------------------------------------------------------------------------
Income (loss) from operations
  and before extraordinary loss              $  (9,729)    $     398    $  (5,069)    $  18,428    $  14,319
============================================================================================================
Per share income (loss) from
  operations and before extraordinary loss
  applicable to common stock:
  Basic                                      $   (1.17)    $    0.05    $   (0.58)    $    2.16    $    1.90
  Diluted                                        (1.17)         0.05        (0.58)         2.09         1.67
BALANCE SHEET DATA (AT PERIOD END):
Working capital                              $  72,776     $  75,604    $  70,129     $ 100,825    $ 104,825
Property, plant and equipment, net             124,910       130,342      137,603        87,653       65,177
Total assets                                   250,494       274,416      289,099       235,860      212,870
Long-term debt                                 120,800       110,500      110,232        80,035       81,763
Stockholders' equity                            71,470        81,317       84,814        96,209       74,808
OTHER OPERATING DATA(1):
Gross profit margin percentage                     4.7%         15.5%        17.4%         18.7%        17.3%
Operating income (loss) margin percentage         (2.1)          3.0         (0.6)         12.8         11.8
EBITDA(4)                                    $  16,319     $  40,420    $  50,708     $  49,354    $  39,560
Depreciation and amortization(4)                18,683        18,103       14,376        11,200        9,171
Capital expenditures                            13,197        15,532       64,306        33,765       15,670
-------------------------------------------------------------------------------------------------------------

(1) Certain amounts reported in previous years have been reclassified to conform with current year presentation.

(2) Represents costs associated with the elimination of approximately 35 salaried positions in fiscal 2000 and with the retirement of two executives in fiscal 1997.

(3) Represents expense related to facility closure activities in fiscal 1999, expenses related to the Antitrust Reserve in fiscal 1999 and 1998 and income related to a long-term contract for the construction of a graphite electrode plant in the People's Republic of China (the China Contract) in fiscal 1996.

(4) EBITDA is defined as operating income before depreciation and amortization, early retirement/severance charges and other expense and income. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. However, management believes that EBITDA is an appropriate measure of the Company's ability to service its cash requirements. Depreciation and amortization included in the computation of EBITDA includes amortization of certain intangibles.

No cash Common Stock dividends were declared or paid during the five-year period ended July 31, 2000.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW OF RESULTS

The Company's results from operations before extraordinary loss for the fiscal year ended July 31, 2000 were a loss of $9.7 million, or $1.17 per share, versus earnings of $0.4 million, or $0.05 per share, for the fiscal year ended July 31, 1999 and a loss of $5.1 million, or $0.58 per share, for the fiscal year ended July 31, 1998. During fiscal 1999 and fiscal 1998, the Company recorded net charges of $4.5 million and $25.0 million, respectively, representing the Antitrust Charge. Also, the Company recorded a $1.3 million net charge to provide for an early retirement/severance program during fiscal 2000 and a $5.2 million net charge to provide for the closure of certain graphite production facilities (the Closure Charge) during fiscal 1999.

     An extraordinary loss resulting from the early retirement of the Senior Notes (as herein defined) during fiscal 1998 reduced the Company's net results to an $11.5 million loss, or $1.32 per share.

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


Year Ended July 31,                                                   2000           1999          1998
-------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)
Net sales:
  Graphite electrode products                                   $  158,818     $  183,618    $  215,767
  Calcium carbide products                                          48,537         56,512        77,984
-------------------------------------------------------------------------------------------------------
  Total net sales                                               $  207,355     $  240,130    $  293,751
=======================================================================================================
Percentage of net sales:
  Graphite electrode products                                         76.6%          76.5%         73.5%
  Calcium carbide products                                            23.4           23.5          26.5
-------------------------------------------------------------------------------------------------------
  Total percentage of net sales                                      100.0%         100.0%        100.0%
=======================================================================================================
Gross profit as a percentage of segment net sales:
  Graphite electrode products                                          3.0%          16.4%         18.0%
  Calcium carbide products                                            10.3           12.6          15.9
Percentage of total net sales:
  Total gross profit                                                   4.7%          15.5%         17.4%
  Selling, general and administrative                                  5.8            6.2           5.0
  Operating income (loss)                                             (2.1)           3.0          (0.6)
  Income (loss) from operations and before extraordinary loss         (4.7)           0.2          (1.7)
  Net income (loss)                                                   (4.7)           0.2          (3.9)
=======================================================================================================

FISCAL 2000 VERSUS FISCAL 1999

Net sales for fiscal 2000 were $207.4 million versus $241.1 million in fiscal 1999, a 13.6% decrease. Graphite electrode product net sales declined 13.5% to $158.8 million, while calcium carbide product net sales declined 14.1% to $48.5 million.

     Within the graphite electrode products segment, graphite electrode net sales were $117.3 million, a 9.9% decrease from fiscal 1999 resulting primarily from a 9.6% decline in average net electrode prices. Graphite electrode shipments in fiscal 2000 totaled 103.8 million pounds versus 104.0 million pounds in fiscal 1999. Domestic and foreign electrode shipments as a percentage of total electrode shipments during fiscal 2000 were 58.0% and 42.0%, respectively, versus 57.7% and 42.3%, respectively, in fiscal 1999. Average domestic electrode prices were down 6.1% in fiscal 2000 primarily as a result of increased price competition. Average foreign electrode prices declined 13.9% during fiscal 2000 as a result of increased price competition in certain foreign markets, coupled with the negative impact of the weaker Euro on the Company's net price realizations for electrode sales in Europe. The Company expects shipments of graphite electrodes to decline to approximately 90 million to 95 million pounds per year as a result of its lowering electrode production beginning in fiscal 2001. In addition, the Company's average net price realizations are expected to improve as it shifts electrode marketing efforts away from Europe and into domestic and other export markets which have more favorable net prices. Needle coke sales during fiscal 2000 were $21.5 million, a 32.5% decrease from fiscal 1999. Needle coke sales volumes in fiscal 2000 declined 22.1% to 61.2 thousand tons, while average needle coke prices declined 13.3% during fiscal 2000. Shipments and average prices for needle coke were lower during fiscal 2000 due to weaker demand for needle coke and increased price competition in this market. Graphite specialty product sales during fiscal 2000 totaled $20.0 million, a 7.5% decline from fiscal 1999 primarily as a result of lower bulk graphite sales.

     Within the calcium carbide products segment, acetylene sales (which includes pipeline acetylene and calcium carbide for fuel gas applications) during fiscal 2000 declined 22.1% to $24.3 million. The decline was primarily a result of lower shipments to pipeline acetylene customers. ISP, the Company's largest pipeline acetylene customer, had begun to reduce their demand for the Company's acetylene during fiscal 1999 by approximately 75% of its historical levels. This reduction in demand continued into fiscal 2000. In addition, shipments of calcium carbide for fuel gas applications were also lower during fiscal 2000, contributing to the lower net sales in this product area. Sales of calcium carbide for metallurgical applications during fiscal 2000 declined 7.1% to $18.3 million due primarily to lower net prices in the desulfurization product area. Increased price competition in calcium carbide as well as from substitute products has had a negative impact on price realizations for some metallurgical applications. However, shipments of calcium carbide for metallurgical applications improved slightly during fiscal 2000 and the Company has experienced price increases in certain metallurgical products. The Company has been successful in realizing price increases in the fuel gas sector as well. The Company believes this trend may continue into fiscal 2001. All other sales within calcium carbide product net sales totaled $6.0 million, a 5.4% increase primarily resulting from increased sales of electrode paste and carbide lime.

     Gross profit as a percentage of graphite electrode product net sales for fiscal 2000 was 3.0% versus 16.4% in fiscal 1999. The effects of the Company's working capital improvement program negatively impacted the gross profit margin during fiscal 2000. The Company temporarily reduced graphite electrode and needle coke production to lower inventory levels during fiscal 2000. The Company estimates that its cost of goods sold for fiscal 2000 includes approximately $10 million in fixed costs that would have been capitalized into inventory had the Company been operating at higher production levels during the period. Lower average prices for graphite electrodes and needle coke as well as lower shipments of needle coke also contributed to the lower gross profit margins in fiscal 2000. In addition, depreciation and amortization charges were approximately $0.6 million higher during fiscal 2000 as a result of the significant level of capital improvements made during recent fiscal years. Also, the gross cost of decant oil, the primary raw material in the production of needle coke, increased approximately 61% during fiscal 2000, contributing to the lower results. The Company's commodity hedging program partially mitigated the impact of the higher decant oil costs incurred in fiscal 2000. The high level of world petroleum prices may continue to have a negative effect on graphite electrode product gross profit margins for the foreseeable future. Gross profit as a percentage of calcium carbide product net sales for fiscal 2000 was 10.3% versus 12.6% in fiscal 1999. The decline in the gross margin is primarily a result of lower sales in the carbide business.

     Selling, general and administrative expenditures for fiscal 2000 were $12.1 million, an 18.9% decline from fiscal 1999. The decrease in expenditures was due primarily to lower departmental operating costs achieved as a result of the Company's cost saving programs, coupled with lower employee-related benefit costs during fiscal 2000.

     During fiscal 2000, the Company recorded a $2.0 million charge to provide for severance payments and benefits associated with the elimination of approximately 35 salaried positions. Substantially all of such payments are expected to be made through April 30, 2001.

     Net interest expense for fiscal 2000 was $10.4 million, including $9.7 million of interest expense associated with the Company's revolving credit facility, $0.3 million in fee amortization and $0.4 million in bank fees and other costs. Net interest expense for fiscal 1999 was $6.6 million, including $7.4 million of interest expense associated with the Company's revolving credit facility and $0.3 million in bank fees and other costs, less $1.1 million in capitalized interest.

     The effective tax rate was 34.4% for fiscal 2000. The effective rate differs from the federal statutory rate due primarily to state income taxes and non-deductible expenses.

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

     During fiscal 1999, one of the Company's graphite customers, Dow Chemical
(Dow), announced its intention to permanently close its magnesium production facility in Freeport, Texas. The Company previously supplied Dow with all of its graphite anode needs under a long-term supply agreement. The cancellation of the supply agreement accounts for approximately 8 million pounds of graphite production capacity. In connection with a cost savings program (discussed below), the Company has eliminated a significant amount of the costs associated with producing the graphite anodes previously supplied to Dow. The cancellation of this contract contributed to the reported decline in shipments of graphite electrodes for fiscal 1999.

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

     Net interest expense for fiscal 1999 was $6.6 million, including $7.4 million of interest expense associated with the Company's revolving credit facility and $0.3 million in bank fees, less $1.1 million in capitalized interest. Net interest expense for fiscal 1998 was $5.1 million, including $5.2 million of interest expense associated with the revolving credit facility, $1.5 million of interest expense associated with the 11.5% Senior Notes due 2003 (the Senior Notes) previously outstanding and $0.4 million in bank fees, less capitalized interest of $1.7 million and interest income of $0.3 million.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective for fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) #133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS #133 resulted in a net of tax transition gain of $1.6 million recorded by the Company as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives. The Company's derivatives consist of foreign exchange forward contracts, oil futures and swap contracts and interest rate caps and swap contracts; all are designated as cash-flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of fiscal 2001. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are primarily for capital expenditures, working capital (including antitrust settlements) and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects. The Company currently estimates that it will spend approximately $12 million in capital improvements during its fiscal year ending July 31, 2001. This projection includes $1.6 million for the HDS project for Seadrift. The HDS project in total is expected to cost approximately $30 million, $3.5 million of which has been spent as of July 31, 2000. The implementation of the HDS project is contingent upon securing adequate financing to fund the remaining costs of the project. In addition, the Company paid $18.5 million in antitrust payments during fiscal 2000. The increase in prices of decant oil (a major raw material for Seadrift) has also resulted in an increased working capital requirement for this raw material.

     During fiscal 2000, the Company implemented a working capital improvement program whereby the Company temporarily reduced graphite electrode and needle coke production in order to reduce inventory levels and further improve the Company's cash flow and cost structure. This program had a positive effect on operating cash flows as cash outflows for raw materials, labor and utilities were reduced during the period of lower production. However, the program had a negative impact on the Company's operating results during fiscal 2000 as the Company did not benefit from operating efficiencies and fixed cost absorption typical of normal levels of production. This situation significantly contributed to the Company reporting a net loss from operations for the fiscal year ended July 31, 2000.

     In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998 (the Tender), the Company entered into an agreement with a consortium of banks led by PNC Bank (the Bank Group) for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). As a result of the working capital improvement program, the Company and the Bank Group reduced the amount available under the 1997 Revolving Credit Facility to $135.0 million as of July 31, 2000. As of July 31, 2000, the Company had $8.5 million in availability under the 1997 Revolving Credit Facility. Borrowings outstanding were $120.8 million and letters of credit were $5.7 million as of July 31, 2000. The 1997 Revolving Credit Facility is collateralized with the Company's receivables, inventory and property, plant and equipment.

     As a result of the decline in the Company's operating results, coupled with the increased capital needs during fiscal 2000, the Company was not in compliance with the financial covenants required to be maintained under the 1997 Revolving Credit Facility for the reporting period ended July 31, 2000. On November 13, 2000 (the Waiver Effective Date), the Company and the Bank Group agreed to an amendment and waiver with respect to the 1997 Revolving Credit Facility (the Amendment and Waiver) under which the covenant violations discussed above were waived until August 6, 2001. In connection with the Amendment and Waiver, the Company has agreed to issue to the Bank Group warrants for the Company's Common Stock. Warrants exercisable for nominal consideration representing 15% of the Company's Common Stock outstanding (1,249,701 shares) were fully earned on the Waiver Effective Date. The Company can earn back 10% of such warrants (warrants representing 833,134 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $110.0 million on or before March 31, 2001. The Company can earn back the remaining 5% of such warrants (warrants representing 416,567 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $85.0 million (if the commitment was reduced to $110.0 million on or before March 31, 2001) or to $110.0 million (if the commitment was not already reduced to $110.0 million on or before March 31, 2001) on or before July 31, 2001. The fee associated with the Amendment and Waiver is 200 basis points, or $2.7 million, fully earned as of the Waiver Effective Date and payable as follows: $0.3 million on the Waiver Effective Date; $0.7 million on April 1, 2001; $1.0 million on May 1, 2001; and $0.7 million on June 1, 2001. The fee is reduced to 100 basis points, or $1.35 million, if the 1997 Revolving Credit Facility is fully repaid by April 30, 2001. As a result of the Amendment and Waiver, interest costs under the 1997 Revolving Credit Facility are computed at a rate of PNC Bank's prime rate plus a spread of 100 basis points (currently 10.5%). Such spread increases to 200 basis points if the Company does not reduce the commitment under the 1997 Revolving Credit Facility by $25 million on March 31, 2001. The issuance of the warrants associated with the Amendment and Waiver resulted in a $3.4 million non-cash charge which will be amortized into interest expense over the vesting period of the warrants which ends on July 31, 2001. The $2.7 million amendment fee has been capitalized as a deferred debt issuance cost and will be amortized into interest expense over the remaining life of the 1997 Revolving Credit Facility.

     As a result of the Amendment and Waiver, the commitment under the 1997 Revolving Credit Facility will be reduced by $0.5 million per month beginning on April 1, 2001. In addition, the Company has agreed to further reduce the commitment under the 1997 Revolving Credit Facility by an amount equal to the amount by which the Company's accounts receivable and inventory in total fall below certain thresholds, as more fully described in the Amendment and Waiver. Also, the commitment under the 1997 Revolving Credit Facility will be reduced by two-thirds of any refunds received by the Company from BOC related to the installation of a sulfur dioxide air emissions scrubbing unit at the Company's St. Marys, Pennsylvania facility. During the waiver period, the Company is restricted from issuing any equity (other than preferred share purchase rights) in the Company unless 100% of the net proceeds of any such issuance is used to repay and reduce the commitment under the 1997 Revolving Credit Facility. Any reduction in commitment arising as a result of these provisions is credited toward the $50 million reduction in commitment required to avoid the vesting of the warrants as outlined above.

     In connection with the Amendment and Waiver, the Company is required to achieve minimum monthly and quarterly EBITDA levels through July 2001, as well as sales commitment targets for needle coke and graphite electrodes for calendar 2001, all as more fully described in the Amendment and Waiver. Also, the Company must not allow its accounts receivable and inventory amounts in total to exceed certain thresholds and must maintain certain financial ratios with respect to accounts receivable and inventory, all as more fully described in the Amendment and Waiver.

     In connection with and as a requirement of the Amendment and Waiver, the Company has engaged Bear Stearns & Company to assist the Company in identifying strategic options or potential sources of financing to affect the $50 million reduction in commitment under the 1997 Revolving Credit Facility described above or otherwise refinance the 1997 Revolving Credit Facility. While the Company believes that there are certain strategic options or potential sources of financing available to the Company, there can be no assurance that the Company will be successful in reducing the commitment under the 1997 Revolving Credit Facility by $50 million to avoid the significant financial cost of not meeting the commitment reduction.

     The Company's expected operating results and cash flows from operations could be negatively impacted if demand for the Company's products weakens, if the U.S. dollar continues to strengthen versus the Euro or if increased oil costs continue for an extended period of time without increased product pricing. The negative impact of the operating factors noted above may continue to impact the Company's compliance with the financial covenants in the 1997 Revolving Credit Facility in the future. If the Company is not in compliance with such covenants in the future, the Company would have to obtain additional covenant violation waivers and amendments from its lenders, refinance the 1997 Revolving Credit Facility and/or obtain additional sources of financing. Terms and conditions of any settlements of pending antitrust claims may also adversely impact the Company's expected liquidity needs in the future. In the event that the Company's capital resources are not sufficient to fund the Company's planned capital expenditures, service its indebtedness, fund its working capital needs and pay any other obligation including those that may arise from pending legal proceedings and the resolution of current antitrust matters, the Company may be required to refinance or renegotiate the 1997 Revolving Credit Facility, obtain additional funding or further delay discretionary capital projects. If the Company were required to refinance or renegotiate the 1997 Revolving Credit Facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

     During fiscal 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. During fiscal 2000, the Company repurchased 25,000 shares of its Common Stock for $0.2 million under its share repurchase program. Since fiscal 1998, the Company has repurchased an aggregate 492,200 shares of its Common Stock under its share repurchase program at a total cost of $5.9 million. The 1997 Revolving Credit Facility currently precludes the Company from repurchasing its Common Stock.

     During fiscal 2000, total assets decreased $23.9 million to $250.5 million as of July 31, 2000. Current assets declined $17.9 million to $118.4 million primarily due to an $8.1 million decline in current deferred income taxes. In addition, inventories declined $7.0 million as a result of the Company's working capital improvement program. Property, plant and equipment declined $5.4 million to $124.9 million, as capital expenditures of $13.2 million were more than offset by depreciation of $18.6 million. Total liabilities declined $14.1 million to $179.0 million as of July 31, 2000 primarily due to the Company having funded $18.5 million in antitrust settlements and related legal costs. Total debt increased

$10.3 million to $120.8 million, while non-current deferred income taxes declined $7.9 million primarily as a result of the benefit of the Company's net tax operating loss generated in fiscal 2000. Stockholders' equity declined $9.8 million to $71.5 million primarily as a result of the Company's $9.7 million net loss in fiscal 2000.

     Cash flow provided by operations for fiscal 2000 was $5.9 million. Cash inflows from net loss plus non-cash items of $9.6 million were offset by a $3.7 million net change in working capital items. Major working capital inflows during fiscal 2000 included $7.0 million from inventories. These inflows were offset by cash outflows of $12.2 million for accounts payable and accrued expenses and $3.1 million for accounts receivable. During fiscal 2000, the Company paid net interest expenses of $8.2 million and received $8.5 million in net income tax refunds.

     The Company's investing activities have historically included capital expenditures ranging from $13.2 million in fiscal 2000 to $64.3 million in fiscal 1998. The substantial increase in capital expenditures during fiscal 1998 was due primarily to a modernization program and other significant capital projects initiated in fiscal 1997. The Company believes that most of its future investing activity cash flow requirements will be for capital expenditures.

     The Company's financing activities have principally represented borrowings and repayments on its revolving credit facilities, as well as periodic repurchases of Senior Notes in open market transactions and cash inflows from exercises of stock options. The Company also repurchased treasury shares in fiscal 2000, 1999, and 1998 at a cost of $0.2 million, $4.2 million and $1.9 million, respectively. Other financing activities during fiscal 1998 also included the effects of the Tender.

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

FOREIGN CURRENCY RISKS

Approximately 30% of the Company's net sales during each of the fiscal years ended July 31, 2000, 1999 and 1998 were to customers located in foreign countries. The majority of these foreign sales were denominated in local currencies, subjecting the Company to foreign currency exchange rate risk. The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure on customer accounts receivable and sales commitments denominated in foreign currencies. These contracts require the Company to deliver foreign currencies in the future in order to receive U.S. dollars owed to it under the contracts at settlement. These contracts generally mature within 12 months and are principally unsecured contracts with commercial banks. Gains and losses related to forward foreign currency contracts are deferred and recognized in income at the time of the sale of the product.

     As of July 31, 2000, the Company had $10.6 million in forward foreign currency contracts outstanding. A hypothetical 10% change in forward rates would result in a gain or loss of approximately $1.0 million related to the contracts outstanding as of July 31, 2000, although any gain or loss would be substantially offset by an inverse change in the value of future collections on foreign accounts receivable or sales commitments. For purposes of this sensitivity analysis, the applicable forward rate for each contract as of July 31, 2000 was adjusted by the 10% hypothetical change and applied to the notional value of the contracts outstanding.

     The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions. See Note 2 to the consolidated financial statements for a detailed description of the Company's foreign currency exposure, including customer accounts receivable denominated in foreign currencies and forward foreign currency contracts outstanding.

COMMODITY PRICE RISKS

The Company's affiliate, Seadrift, currently purchases approximately 2.0 million barrels of low sulfur decant oil each year to produce needle coke, the key raw material in the production of graphite electrodes. The cost of refinery decant oil is pegged to the U.S. Gulf Coast spot cargo barge prices and, in some cases, West Texas Intermediate crude oil. The Company regularly enters into crude oil and low sulfur fuel oil futures and swap agreements in order to help mitigate exposure to fluctuations in the cost of decant oil. These futures and swap contracts are financial hedges; the Company does not actually take delivery of the oil product that is the subject of the contracts.

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

     As of July 31, 2000, the Company had $3.9 million in low sulfur fuel oil and West Texas Intermediate crude oil swap contracts. A 10% change in the futures rates for these petroleum products would result in a $0.5 million gain or loss related to these contracts, although any gain or loss would be substantially offset by an inverse change in the purchase price of low sulfur decant oil expected to be purchased in the future. This hypothetical computation assumes a parallel shift in the applicable commodity futures prices. For purposes of this sensitivity analysis, forward low sulfur fuel oil prices for the months of August 2000 through December 2000 were adjusted by the 10% hypothetical change and applied to the notional number of barrels being hedged per the contracts outstanding. An increase in decant oil costs experienced in fiscal 2000 may continue to have a negative impact on the Company's gross margin if the higher oil costs continue for an extended period of time or if the Company is unable to realize needle coke price increases in fiscal 2001. The Company's commodity hedging program will mitigate the increase in oil costs to some degree in fiscal 2001.

     An additional market risk associated with the commodity product Seadrift purchases is availability of low sulfur decant oil of an acceptable quality. The Company utilizes several suppliers of low sulfur decant oil in an effort to try to mitigate the risk of availability to some degree. Prices and availability of low sulfur decant oil may be impacted by many factors, including world crude oil production and output, global demand for oil products and the production parameters of Seadrift's decant oil suppliers. While the Company believes that a sufficient amount of decant oil of an acceptable quality is currently readily available, there can be no assurance that Seadrift will be able to obtain an adequate quantity of suitable feedstocks at all times in the future or at acceptable prices. If financing is secured and the project is completed, the HDS project is expected to significantly mitigate this risk.

     See Note 2 to the consolidated financial statements for a detailed description of the consolidated financial statement impact of the Company's oil hedging activities during the fiscal years presented therein.

INTEREST RATE RISKS

The Company's indebtedness as of July 31, 2000 is comprised of $120.8 million in borrowings outstanding under the 1997 Revolving Credit Facility. Interest cost under the 1997 Revolving Credit Facility is based on PNC Bank's prime rate plus a spread (currently 1.0%). The Company uses interest rate swap and cap agreements to hedge a portion of its debt cost in an attempt to strike a favorable balance between fixed and variable rate debt and keep financing costs as low as possible. The Company has entered into several interest rate swap and cap agreements. The interest rate swap agreements effectively fix the Company's LIBOR rate at approximately 5.7% for a decreasing level of borrowings outstanding ranging from $55.0 million in fiscal 2001 to $15.0 million in fiscal 2003. The interest rate swap agreements did not have a material impact on the Company's consolidated financial statements during the fiscal year ended July 31, 2000. The interest rate cap agreements effectively cap the Company's base LIBOR rate at 7.5% on $20.0 million in borrowings through fiscal 2003. The interest rate cap agreements did not have a material impact on the Company's consolidated financial statements for the fiscal year ended July 31, 2000.

     The Company's effective interest rate, which includes actual interest costs as well as bank fees and amortization of debt transaction costs, for its fiscal year ended July 31, 2000 was 9.2%. The Company's blended effective interest rate on borrowings outstanding as of July 31, 2000 was 9.8%. A hypothetical 10% change in the blended effective interest rate assuming debt levels as of July 31, 2000 would result in a $1.2 million increase or decrease in interest costs.

OTHER MATTERS

CALCIUM CARBIDE JOINT VENTURE

On March 7, 2000, the Company announced that it would form a North American 50/50 joint venture with non ferrum Metallpulver Gesellschaft m.b.H. & Co.KG. ("non ferrum"), based in St. Georgen, Austria, and with "non ferrum" had executed letters of intent to purchase certain assets of Rossborough Manufacturing Co., L.P. (Rossborough) and Reactive Metals & Alloys Corporation (Remacor). On May 4, 2000, the Company announced that it would not pursue the purchase of Remacor. The joint venture arrangements contemplated that the Company would contribute its calcium carbide business net assets and debt to the joint venture while "non ferrum" would invest cash and contribute certain European magnesium businesses. In addition, Rossborough's management team take a more direct role in the new joint venture. The formation of the joint venture has been delayed as a result of operational, currency and other factors and the Company presently believes that in light of these considerations and the Amendment and Waiver, it is unlikely that the joint venture will be implemented in the form originally contemplated.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The Carbide/Graphite Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Carbide/Graphite Group, Inc. and Subsidiaries (the Company) at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania 15219
September 8, 2000,
except for paragraphs 2 through
5 of Note 6 as to which the
date is November 13, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS
THE CARBIDE/GRAPHITE GROUP, INC.

Year Ended July 31,                                                        2000                 1999             1998
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share information)
Net sales                                                              $   207,355        $   240,130       $   293,751
Operating costs and expenses:
  Cost of goods sold                                                       197,619            202,888           242,535
  Selling, general and administrative                                       12,100             14,925            14,884
  Early retirement/severance charge (Note 12)                                2,050               --                --
  Other expense (Note 12)                                                     --               15,043            38,000
-----------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                                 (4,414)             7,274            (1,668)
Other costs and expenses:
  Interest expense, net (Note 6)                                            10,423              6,617             5,130
-----------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes
      and extraordinary loss                                               (14,837)               657            (6,798)
Provision (benefit) for taxes on income from operations (Note 4)            (5,108)               259            (1,729)
-----------------------------------------------------------------------------------------------------------------------
    Income (loss) before extraordinary loss                                 (9,729)               398            (5,069)
Extraordinary loss on early extinguishment of debt,
    net of tax benefit of $3,769 in 1998 (Note 6)                             --                 --              (6,417)
-----------------------------------------------------------------------------------------------------------------------
        Net income (loss)                                              $    (9,729)       $       398       $   (11,486)
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE INFORMATION (Note 1)
  Income (loss) before extraordinary loss:
    Basic                                                              $     (1.17)       $      0.05       $     (0.58)
    Diluted                                                            $     (1.17)       $      0.05       $     (0.58)
-----------------------------------------------------------------------------------------------------------------------
  Extraordinary loss on early extinguishment of debt, net:
    Basic                                                                     --                 --               (0.74)
    Diluted                                                                   --                 --               (0.74)
-----------------------------------------------------------------------------------------------------------------------
  Net income (loss):
    Basic                                                              $     (1.17)       $      0.05       $     (1.32)
    Diluted                                                            $     (1.17)       $      0.05       $     (1.32)
-----------------------------------------------------------------------------------------------------------------------
Common and common equivalent shares:
    Basic                                                                8,327,815          8,391,192         8,699,304
    Diluted                                                              8,327,815          8,415,437         8,699,304
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
THE CARBIDE/GRAPHITE GROUP, INC.

July 31,                                                                                     2000               1999
---------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share information)
ASSETS
Current assets:
  Accounts receivable--trade, net of allowance for doubtful
     accounts: $977 in 2000 and $819 in 1999 (Note 2)                                    $  40,775          $  37,997
  Inventories (Note 3)                                                                      66,575             73,621
  Income taxes receivable (Note 4)                                                           4,299              6,592
  Deferred income taxes (Note 4)                                                             3,999             12,093
  Other current assets                                                                       2,787              5,989
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                   118,435            136,292
Property, plant and equipment, net (Note 5)                                                124,910            130,342
Other assets                                                                                 7,149              7,782
---------------------------------------------------------------------------------------------------------------------
      Total assets                                                                       $ 250,494          $ 274,416
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Overdrafts                                                                             $   1,236          $   4,079
  Accounts payable, trade                                                                   24,148             16,937
  Accrued expenses:
    Antitrust claims reserve (Note 7)                                                        2,857             21,404
    Vacation                                                                                 2,808              3,242
    Workers' compensation                                                                    4,438              5,597
    Other                                                                                   10,172              9,429
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                               45,659             60,688
Long-term debt (Notes 2 and 6)                                                             120,800            110,500
Deferred income taxes (Note 4)                                                                 229              8,107
Retirement benefit plans and other (Note 8)                                                 10,091             11,424
Deferred revenue (Note 1)                                                                    2,245              2,380
---------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                    179,024            193,099
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 7)
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 2,000,000 shares authorized; none issued                  --                 --
  Common Stock, $0.01 par value; 18,000,000 shares authorized;
    shares issued: 9,955,542 in 2000 and 9,937,042 in 1999                                      99                 99
  Additional paid-in capital, net of equity issue costs of $1,398                           36,712             36,616
  Retained earnings                                                                         45,866             55,595
  Common Stock to be issued under options (Note 9)                                            --                   39
---------------------------------------------------------------------------------------------------------------------
                                                                                            82,677             92,349
  Common Stock held in treasury at cost (Note 14):
    1,624,200 shares in 2000 and 1,599,200 shares in 1999                                  (11,207)           (11,032)
---------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                            71,470             81,317
---------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                         $ 250,494          $ 274,416
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
THE CARBIDE/GRAPHITE GROUP, INC.

Year Ended July 31,                                                             2000                1999              1998
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Net income (loss)                                                           $  (9,729)         $     398          $ (11,486)
Adjustments to reconcile net income (loss)
  to cash provided by operations:
  Depreciation and amortization                                                18,630             18,022             14,012
  Amortization of debt issuance costs                                             280                160                190
  Amortization of intangible assets                                                53                 81                364
  Adjustments to deferred taxes                                                   216              7,642            (14,102)
  Provision for loss--accounts receivable                                         301                120               --
  Extraordinary loss on early extinguishment of debt                             --                 --               10,186
  Loss on the impairment of assets                                               --                5,742               --
Increase (decrease) in cash from changes in:
  Accounts receivable                                                          (3,079)            12,352             (1,381)
  Inventories                                                                   7,046             (5,782)            (9,394)
  Income taxes                                                                  2,293             (7,438)             1,796
  Other current assets                                                          3,211                871               (936)
  Accounts payable and accrued expenses                                       (12,186)           (14,160)            28,892
  Net change in other non-current assets and liabilities                       (1,168)              (311)                50
-----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operations                                             5,868             17,697             18,191
-----------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                                        (13,198)           (15,532)           (64,306)
  Proceeds from (purchases of) short-term investments                            --                 --               15,750
-----------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                    (13,198)           (15,532)           (48,556)
-----------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Payments on revolving credit facilities                                     (91,200)           (68,670)           (75,400)
  Proceeds from revolving credit facilities                                   101,500             69,020            185,550
  Repurchase or redemption of Senior Notes,
     including premiums of $8,077 in 1998                                        --                 --              (88,030)
  Net change in cash overdraft                                                 (2,843)             1,622              2,457
  Proceeds from exercise of stock options under benefit plans                      48                157                619
  Purchase of treasury stock                                                     (175)            (4,207)            (1,930)
  Other                                                                          --                  (87)              (836)
-----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used for) financing activities                        7,330             (2,165)            22,430
-----------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                          --                 --               (7,935)
Cash and cash equivalents, beginning of period                                   --                 --                7,935
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                         --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THE CARBIDE/GRAPHITE GROUP, INC.

                                                                                                    Common
                                                                                                   Stock to
                                                 Common Stock         Additional                  be Issued
                           Comprehensive    --------------------        Paid-In       Retained       Under      Treasury
                           Income (Loss)    Shares        Amount        Capital       Earnings      Options      Stock
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except
share information)
Balance at July 31, 1997                  9,752,272      $    97      $    34,163   $    66,683    $   161    $  (4,895)
Net loss                   $   (11,486)                                                 (11,486)
---------------------------------------
Exercise of stock options                   132,270            2              678                      (61)
Tax benefit on exercise
  of stock options                                                          1,402
Purchase of treasury stock                                                                                       (1,930)
---------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1998                  9,884,542           99           36,243        55,197        100       (6,825)
Net income                 $       398                                                      398
---------------------------------------
Exercise of stock options                    52,500           --              218                      (61)
Tax benefit on exercise
  of stock options                                                            155
Purchase of treasury stock                                                                                       (4,207)
-----------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1999                  9,937,042           99           36,616        55,595         39      (11,032)
 Net loss                  $    (9,729)                                                  (9,729)
---------------------------------------
Exercise of stock options                    18,500           --               87                      (39)
Tax benefit on exercise
  of stock options                                                              9
Purchase of treasury stock                                                                                         (175)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2000                  9,955,542      $    99      $    36,712   $    45,866         --    $ (11,207)
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

FINANCIAL NOTES
THE CARBIDE/GRAPHITE GROUP, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of The
Carbide/Graphite Group, Inc. and its wholly-owned subsidiaries and affiliates. Intercompany accounts and transactions have been eliminated.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective for fiscal 2001, the Company adopted SFAS #133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS #133 resulted in a net of tax transition gain of $1.6 million recorded by the Company as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives. The Company's derivatives consist of foreign exchange forward contracts, oil futures and swap contracts and interest rate caps and swap contracts; all are designated as cash-flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of fiscal 2001. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

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

DEFERRED REVENUE

The Company has entered into a long-term supply contract to deliver carbide lime to a customer for which it has received the contract amount in advance. The Company is recognizing revenue associated with the agreement over the life of the contract utilizing the straight-line method which approximates actual shipments.

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

EARNINGS PER SHARE

The following table provides a reconciliation of the income (loss) and share amounts for the basic and diluted earnings per share computations for income
(loss) before extraordinary loss for the fiscal years ended July 31, 2000, 1999 and 1998 (dollar amounts in thousands):

                                                                                               Per Share
                                                              Income (Loss)     Shares           Amount
------------------------------------------------------------------------------------------------------------
2000
Basic earnings per share                                       $  (9,729)      8,327,815      $     (1.17)
------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
  Options for common stock                                          --              --
------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $  (9,729)      8,327,815      $     (1.17)
------------------------------------------------------------------------------------------------------------
1999
Basic earnings per share                                       $     398       8,391,192      $      0.05
------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
  Options for common stock                                          --            24,245
------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $     398       8,415,437      $      0.05
------------------------------------------------------------------------------------------------------------
1998
Basic earnings per share                                       $  (5,069)      8,699,304      $     (0.58)
------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
  Options for common stock                                          --              --
------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $  (5,069)      8,699,304      $     (0.58)
------------------------------------------------------------------------------------------------------------



     The weighted-average number of options for common stock outstanding for the fiscal years ended July 31, 2000 and 1998 was 25,151 and 194,694, respectively. Options assumed to be outstanding for purposes of the dilutive earnings per share computations were reduced utilizing the treasury stock method. Since the Company's results were a net loss for the fiscal years ended July 31, 2000 and 1998, common equivalent shares were excluded from the diluted earnings per share computation for these periods as their effect would have been anti-dilutive.

INTANGIBLES AND DEFERRED CHARGES

Deferred charges and intangibles are recorded at historical cost and amortized on a straight-line basis over the estimated economic life of the agreement or contract underlying the assets.

RECLASSIFICATION

Certain amounts previously reported have been reclassified to conform with the current year presentation.

2. FINANCIAL INSTRUMENTS

The Company's financial instruments as of July 31, 2000 included its revolving credit facility, with an estimated fair value of $111 million as of July 31, 2000. In addition, the Company purchases and currently holds certain derivative financial instruments as hedging vehicles, as more fully described below.

     The Company regularly enters into forward foreign currency contracts to help mitigate foreign currency exchange rate exposure on customer accounts receivable and sales commitments denominated in foreign currencies. The Company's accounts receivable as of July 31, 2000 and 1999 included the following foreign currency balances (in thousands):

July 31,                                                 2000                    1999
---------------------------------------------------------------------------------------
German Marks                                            $3,179                  $4,057
Japanese Yen                                             2,423                   2,234
French Francs                                             --                     1,468
Spanish Pesata                                             330                     592
Italian Lira                                               640                     586
Euros                                                      204                     412
British Sterling                                          --                        57
---------------------------------------------------------------------------------------

   Total foreign currency accounts receivable           $6,776                  $9,406
---------------------------------------------------------------------------------------

     As of July 31, 2000 and 1999, the Company held forward foreign currency contracts in the following foreign denominations (in thousands):

                                                                      2000                               1999
                                                           --------------------------       ----------------------------
                                                                             Market                            Market
                                                           Contract          Value           Contract           Value
July 31,                                                      Value       Gain (Loss)          Value         Gain (Loss)
------------------------------------------------------------------------------------------------------------------------
Euros                                                      $ 4,730          $   246          $12,549          $  (213)
German Marks                                                  --               --              5,183              100
Japanese Yen                                                 4,564              270            3,636              (47)
French Francs                                                 --               --              1,694               63
British Sterling                                             1,354                1            1,907              (24)
Spanish Pesata                                                --               --                633               30
Italian Lira                                                  --               --                621               68
Belgian Francs                                                --               --                213                4
------------------------------------------------------------------------------------------------------------------------
  Total forward foreign currency contracts                 $10,648          $   517          $26,436          $   (19)
------------------------------------------------------------------------------------------------------------------------

     These contracts generally mature within 12 months and are principally unsecured exchange contracts with commercial banks. Gains and losses related to forward foreign currency contracts are deferred and recognized in income at the same time as the sale of the product. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

     The Company regularly enters into crude and low sulfur fuel oil futures contracts and swap agreements. Such contracts and agreements are accounted for as hedges of decant oil purchases, the primary raw material in the production of needle coke. As of July 31, 2000 and 1999, the Company held the following oil swap contracts (in thousands):

                                                           2000                                 1999
                                                  ---------------------------      -----------------------------
                                                                     MARKET                            Market
                                                  CONTRACT           VALUE          Contract           Value
July 31,                                            VALUE         GAIN (LOSS)        Value           Gain (Loss)
-----------------------------------------------------------------------------------------------------------------
West Texas Intermediate swap contracts             $1,175           $  245             --               --
Low sulfur fuel oil swap contracts                  2,748              927           $5,972           $1,759
-----------------------------------------------------------------------------------------------------------------
  Total commodity hedging contracts                $3,923           $1,172           $5,972           $1,759
-----------------------------------------------------------------------------------------------------------------


     As of July 31, 2000 and 1999, deferred gains associated with the Company's oil hedging activities, including gains not yet recorded in the consolidated financial statements and gains deferred as an adjustment to the Company's inventory value totaled $2.1 million and $2.2 million, respectively. Gains and losses associated with oil hedging activities recognized as an adjustment to cost of goods sold in the consolidated statements of operations were a gain of $3.5 million, and losses of $3.4 million and $1.0 million for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

     The Company has entered into several interest rate swap and cap agreements. The interest rate swap agreements effectively fix the Company's average LIBOR borrowing rate at approximately 5.7% for a decreasing level of borrowings outstanding ranging from $55.0 million in fiscal 2001 to $15.0 million in fiscal 2003. The interest rate swap agreements did not have a material impact on the Company's consolidated financial statements during the fiscal years ended July 31, 2000, 1999 and 1998. The interest rate cap agreements effectively cap the Company's base LIBOR rate at 7.5% on $20.0 million in borrowings through fiscal 2003. The interest rate cap agreements did not have a material impact on the Company's consolidated financial statements for the fiscal years ended July 31, 2000, 1999 and 1998. The fair value of the Company's interest rate swap and cap agreements was approximately $0.8 million as of July 31, 2000.

3. Inventories

Inventories were as follows (in thousands):

July 31,                                  2000                            1999
--------------------------------------------------------------------------------
Finished goods                          $ 18,907                       $ 22,386
Work in process                           34,602                         43,723
Raw materials                             16,747                         13,429
--------------------------------------------------------------------------------
                                          70,256                         79,538
LIFO reserve                             (14,749)                       (16,487)
--------------------------------------------------------------------------------
                                          55,507                         63,051
Supplies                                  11,068                         10,570
--------------------------------------------------------------------------------
  Total inventories                     $ 66,575                       $ 73,621
--------------------------------------------------------------------------------



     As of July 31, 2000 and 1999, approximately 64.0% and 72.2%, respectively, of the Company's inventory was valued on a LIFO basis. If valued on a current cost basis, total inventories would be $14.7 million and $16.5 million higher as of July 31, 2000 and 1999, respectively.

     During fiscal 1999, the Company recorded a $1.0 million pre-tax charge to write-off supplies inventories that became obsolete upon the closure of certain graphite production facilities. See Note 12.

4. INCOME TAXES

The components of the provision (benefit) for income taxes related to operations included the following (in thousands):

Year Ended July 31,                                                              2000              1999           1998
-----------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                      $ (5,690)        $ (7,827)      $ 11,523
  State                                                                             151              444            850
-----------------------------------------------------------------------------------------------------------------------
                                                                                 (5,539)          (7,383)        12,373
Deferred                                                                            431            7,642        (14,102)
-----------------------------------------------------------------------------------------------------------------------
  Provision (benefit) for income taxes                                         $ (5,108)        $    259       $ (1,729)
-----------------------------------------------------------------------------------------------------------------------

     A reconciliation of federal statutory income taxes to effective taxes follows (in thousands):

Year Ended July 31,                                                                  2000           1999          1998
-----------------------------------------------------------------------------------------------------------------------
Federal statutory taxes                                                             $(5,193)       $   230      $(2,379)
Tax effect of:
  State income taxes, net of federal benefit                                            112            225          415
  Foreign sales corporation benefit                                                    --             (232)        (394)
  Prior year return and audit adjustments                                               (82)           (92)         442
  Non-deductible expenses                                                                70             69           88
  Other                                                                                 (15)            59           99
-----------------------------------------------------------------------------------------------------------------------
  Total effective taxes                                                             $(5,108)       $   259      $(1,729)
-----------------------------------------------------------------------------------------------------------------------

  The components of deferred tax assets and liabilities follow (in thousands):

                                                            2000                                1999
                                              ------------------------------       -----------------------------
                                              DEFERRED TAX      DEFERRED TAX        Deferred Tax    Deferred Tax
July 31,                                           ASSETS        LIABILITIES            Assets      Liabilities
-----------------------------------------------------------------------------------------------------------------
Depreciation                                        --              $14,901               --              $11,180
Federal net operating losses                     $10,850               --                 --                 --
Antitrust claims reserve                             912               --              $ 7,491               --
Employee retirement benefits                       1,603               --                1,784               --
Inventory adjustments                                624               --                  790               --
Workers' compensation                              1,764               --                2,213               --
Allowance for doubtful accounts                      742               --                  593               --
Vacation reserve                                     672               --                  792               --
Other                                              1,504               --                1,503               --
-----------------------------------------------------------------------------------------------------------------

  Total deferred taxes                           $18,671            $14,901            $15,166            $11,180
-----------------------------------------------------------------------------------------------------------------

     Management believes that the net deferred tax asset as of July 31, 2000 will be realized through reductions to future taxable income. All federal tax returns prior to fiscal 1997 have been settled with the Internal Revenue Service. Management does not believe that the settlement of its open tax years will have a material adverse effect on the Company's future operating results.

     As of July 31, 2000, the Company had available federal net operating loss carryforwards of approximately $31.0 million. These net operating loss carryforwards may be used to offset future federal income taxes through 2020. As of July 31, 2000, the Company had no net operating loss carryforwards for state income tax purposes.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

July 31,                                            2000                        1999
-------------------------------------------------------------------------------------
Buildings and improvements                      $  53,358                   $  51,647
Machinery and equipment                           276,322                     272,469
-------------------------------------------------------------------------------------
                                                  329,680                     324,116
Accumulated depreciation                         (222,464)                   (207,506)
-------------------------------------------------------------------------------------
                                                  107,216                     116,610
Land                                                7,711                       7,711
Construction in progress                            9,983                       6,021
-------------------------------------------------------------------------------------
  Total property, plant and equipment           $ 124,910                   $ 130,342
-------------------------------------------------------------------------------------

6. LONG-TERM DEBT

In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998 (the Tender), the Company entered into an agreement with a consortium of banks led by PNC Bank (the Bank Group) for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). The Company and the Bank Group reduced the amount available under the 1997 Revolving Credit Facility to $135.0 million as of July 31, 2000. As of July 31, 2000, the Company had $8.5 million in availability under the 1997 Revolving Credit Facility. Borrowings outstanding were $120.8 million and letters of credit were $5.7 million as of July 31, 2000. The 1997 Revolving Credit
Facility is collateralized with the Company's receivables, inventory and property, plant and equipment.

     As a result of the decline in the Company's operating results, coupled with the increased capital needs during fiscal 2000, the Company was not in compliance with the financial covenants required to be maintained under the 1997 Revolving Credit Facility for the reporting period ended July 31, 2000. On November 13, 2000 (the Waiver Effective Date), the Company and the Bank Group agreed to an amendment and waiver with respect to the 1997 Revolving Credit Facility (the Amendment and Waiver) under which the covenant violations discussed above were waived until August 6, 2001. In connection with the Amendment and Waiver, the Company has agreed to issue to the Bank Group warrants for the Company's Common Stock. Warrants exercisable for nominal consideration representing 15% of the Company's Common Stock outstanding (1,249,701 shares) were fully earned on the Waiver Effective Date. The Company can earn back 10% of such warrants (warrants representing 833,134 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $110.0 million on or before March 31, 2001. The Company can earn back the remaining 5% of such warrants (warrants representing 416,567 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $85.0 million (if the commitment was reduced to $110.0 million on or before March 31, 2001) or $110.0 million (if the commitment was not already reduced to $110.0 million on or before March 31, 2001) on or before July 31, 2001. The fee associated with the Amendment and Waiver is 200 basis points, or $2.7 million, fully earned as of the Waiver Effective Date and payable as follows: $0.3 million on the Waiver Effective Date; $0.7 million on April 1, 2001; $1.0 million on May 1, 2001; and $0.7 million on June 1, 2001. The fee is reduced to 100 basis points, or $1.35 million, if the 1997 Revolving Credit Facility is fully repaid by April 30, 2001. As a result of the Amendment and Waiver, interest costs under the 1997 Revolving Credit Facility are computed at a rate of PNC Bank's prime rate plus a spread of 100 basis points (currently 10.5%). Such spread increases to 200 basis points if the Company does not reduce the commitment under the 1997 Revolving Credit Facility by $25 million on March 31, 2001. The issuance of the warrants associated with the Amendment and Waiver resulted in a $3.4 million non-cash charge which will be amortized into interest expense over the vesting period of the warrants which ends on July 31, 2001. The $2.7 million amendment fee has been capitalized as a deferred debt issuance cost and will be amortized into interest expense over the remaining life of the 1997 Revolving Credit Facility.

     As a result of the Amendment and Waiver, the commitment under the 1997 Revolving Credit Facility will be reduced by $0.5 million per month beginning on April 1, 2001. In addition, the Company has agreed to further reduce the commitment under the 1997 Revolving Credit Facility by an amount equal to the amount by which the Company's accounts receivable and inventory in total fall below certain thresholds, as more fully described in the Amendment and Waiver. Also, the commitment under the 1997 Revolving Credit Facility will be reduced by two-thirds of any refunds received by the Company from BOC related to the installation of a sulfur dioxide air emissions scrubbing unit at the Company's

St. Marys, Pennsylvania facility. During the waiver period, the Company is restricted from issuing any equity (other than preferred share purchase rights) in the Company unless 100% of the net proceeds of any such issuance is used to repay and reduce the commitment under the 1997 Revolving Credit Facility. Any reduction in commitment arising as a result of these provisions is credited toward the $50 million reduction in commitment required to avoid the vesting of the warrants as outlined above.

     In connection with the Amendment and Waiver, the Company is required to achieve minimum monthly and quarterly EBITDA levels through July 2001, as well as sales commitment targets for needle coke and graphite electrodes for calendar 2001, all as more fully described in the Amendment and Waiver. Also, the Company must not allow its accounts receivable and inventory amounts in total to exceed certain thresholds and must maintain certain financial ratios with respect to accounts receivable and inventory, all as more fully described in the Amendment and Waiver.

     In connection with and as a requirement of the Amendment and Waiver, the Company has engaged Bear Stearns & Company to assist the Company in identifying strategic options or potential sources of financing to affect the $50 million reduction in commitment under the 1997 Revolving Credit Facility described above or otherwise refinance the 1997 Revolving Credit Facility. While the Company believes that there are certain strategic options or potential sources of financing available to the Company, there can be no assurance that the Company will be successful in reducing the commitment under the 1997 Revolving Credit Facility by $50 million to avoid the significant financial cost of not meeting the commitment reduction.

     Interest expense for the fiscal year ended July 31, 1998 was reduced by $0.3 million of interest income earned on cash, cash equivalents and short-term investments. Also, during fiscal 1999 and 1998 the Company capitalized $1.1 million and $1.7 million, respectively, in interest costs associated with capital expenditures. The Company's effective interest rate, which includes actual interest costs as well as bank fees and amortization of debt transaction costs, for its fiscal year ended July 31, 2000 was 9.2%. The Company's blended effective interest rate on borrowings outstanding as of July 31, 2000 was 9.8%.

7. COMMITMENTS AND CONTINGENCIES

The Company leases various types of machinery, equipment and real estate, which are accounted for as operating leases. Future minimum rental payments under non-cancellable operating leases are as follows (in thousands):

Year Ending July 31,
--------------------------------------------------------------------------------
2001                                                   $2,015
2002                                                    1,865
2003                                                    1,669
2004                                                    1,247
Thereafter                                                470
--------------------------------------------------------------------------------

     Consolidated rent expense for the years ended July 31, 2000, 1999 and 1998 amounted to approximately $3.0 million, $3.3 million and $2.9 million, respectively.

     The Company purchases electricity from various local producers under long-term contracts which expire at various dates through 2007. These contracts require the Company to make future minimum payments aggregating approximately $4.0 million through the end of the contracts, whether or not the Company takes power in the future.

     In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Department of Justice
(DOJ) that the Grand Jury is investigating price fixing by producers of graphite products in the United States and abroad during the period 1992 to 1997. The Company is cooperating with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the Federal Antitrust Laws in the manufacture and sale of such graphite products caused damage to such customers.

     Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserts substantially the same claims and seeks the same relief as the consolidated case and names the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another action was filed in the United States District court of the Middle District of Pennsylvania on April 10, 2000, but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH, and third, fourth and fifth amended complaints.

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

     The Company understands that defendants UCAR, SGL and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have pled guilty to antitrust conspiracy charges filed by the DOJ and have agreed to pay fines and, in the cases of Messrs. Krass and Hart, to serve prison sentences, in connection with those guilty pleas. The Company also understands that the DOJ has indicted Mitsubishi Corporation and Georges Schwegler, a former UCAR employee.

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

     During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of July 31, 2000, $42.2 million in antitrust settlements and costs had been paid.

     The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of July 31, 2000. As of July 31, 2000, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

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

     The following is a reconciliation of the beginning and ending benefit obligations for the Company's pension plans and OPEB Plans (in thousands):

                                                                 Pension Plans                     OPEB Plans
                                                          -------------------------        ------------------------
                                                              2000          1999               2000           1999
--------------------------------------------------------------------------------------------------------------------
Benefit obligation as of the beginning of the year         $ 26,487        $ 23,944        $  4,073        $  3,652
  Service cost                                                  851             960             108              95
  Interest cost                                               1,883           1,684             276             246
  Actuarial loss (gain)                                        (912)            227            (166)            390
  Plan amendments                                              --               281            --              --
  Plan curtailments                                            --               133            --               (48)
  Benefits paid to retirees                                    (903)           (742)           (241)           (262)
--------------------------------------------------------------------------------------------------------------------
Benefit obligation as of the end of the year               $ 27,406        $ 26,487        $  4,050        $  4,073
--------------------------------------------------------------------------------------------------------------------

     The following is a reconciliation of the beginning and ending fair values of plan assets for the Company's pension plans (in thousands):

                                                                                      Pension Plans
                                                                          ---------------------------------
                                                                               2000                 1999
-----------------------------------------------------------------------------------------------------------
Fair value of plan assets as of the beginning of the year                   $ 19,769               $ 17,613
 Actual return on plan assets                                                  2,547                  1,821
 Employer contributions                                                        2,656                  1,077
 Benefits paid to retirees                                                      (903)                  (742)
-----------------------------------------------------------------------------------------------------------
Fair value of plan assets as of the end of the year                         $ 24,069               $ 19,769
-----------------------------------------------------------------------------------------------------------

Components of each of the plan's assets included primarily U.S. government obligations and common stocks.

     The following is a reconciliation of the funded status of the Company's pension plans and OPEB Plans as of July 31, 2000 and 1999 (in thousands):

                                                           Pension Plans                          OPEB Plans
                                                   ---------------------------         ----------------------------
                                                      2000              1999              2000               1999
------------------------------------------------------------------------------------------------------------------
Benefit obligations                                 $ 27,406          $ 26,487          $  4,050          $  4,073
Fair value of plan assets                             24,069            19,769              --                --
------------------------------------------------------------------------------------------------------------------
  Unfunded status                                     (3,337)           (6,718)           (4,050)           (4,073)
Unrecognized transition obligation                       313               412              --                --
Unrecognized prior service cost                        4,731             5,234               (28)              (31)
Unrecognized net actuarial loss (gain)                (1,045)              741               101               273
------------------------------------------------------------------------------------------------------------------
  Net funded (unfunded) status recognized           $    662          $   (331)         $ (3,977)         $ (3,831)
------------------------------------------------------------------------------------------------------------------
Accrued benefit liability                           $ (2,634)         $ (5,803)         $ (3,977)         $ (3,831)
Intangible asset                                       3,296             5,472              --                --
------------------------------------------------------------------------------------------------------------------
  Net funded (unfunded) status recognized           $    662          $   (331)         $ (3,977)         $ (3,831)
------------------------------------------------------------------------------------------------------------------

The following is a summary of the amount of net periodic benefit cost recognized in the consolidated statement of operations for the years ended July 31, 2000, 1999 and 1998 (in thousands):

                                                       Pension Plans                          OPEB Plans
                                         -----------------------------------       ----------------------------------
                                           2000           1999          1998         2000          1999         1998
---------------------------------------------------------------------------------------------------------------------
Service cost                             $   851       $   960       $   829       $   108      $    95       $   107
Interest cost                              1,883         1,684         1,407           276          246           239
Expected return on plan assets            (1,673)       (1,433)       (1,296)         --           --            --
Plan curtailments                           --             680          --            --            (48)         --
Recognized net actuarial gain               --            --             (10)         --           --              (8)
Net amortization                             602           598           486             3           (4)           (4)
---------------------------------------------------------------------------------------------------------------------
  Total net periodic benefit cost        $ 1,663       $ 2,489       $ 1,416       $   387      $   289       $   334
---------------------------------------------------------------------------------------------------------------------

     The net gain and loss associated with plan curtailments during fiscal 1999 were the result of the curtailment of the St. Marys, Pennsylvania hourly workforce pension plan and OPEB Plans. The curtailment was the result of the severance of hourly employees at the St. Marys plant in connection with closure of certain graphite production facilities (see Note 12).

The following assumptions were used in the accounting for the Company's pension plans and OPEB Plans:

                                                             2000                  1999                  1998
---------------------------------------------------------------------------------------------------------------
Discount rate:
  Net periodic benefit cost                                  7.50%                 7.00%                 7.50%
  Benefit obligation                                         7.50                  7.00                  7.00
Expected return on plan assets                               8.00                  8.00                  8.00
---------------------------------------------------------------------------------------------------------------


     For estimated OPEB Plan expense and liability measurement purposes, the health care cost trend rate was assumed to be 7.0% in fiscal 2001, with the rate of increase declining evenly each year to 5.0% in fiscal 2004 and thereafter.
If the assumed health care cost trend rate was increased by one percent, the fiscal 2000 OPEB Plan benefit cost would have increased 2.2% while the OPEB Plan benefit obligation as of July 31, 2000 would have increased approximately 3.1%.

SAVINGS INVESTMENT PLAN

The Company has a defined contribution savings investment plan for substantially all salaried employees. Employee contributions up to a maximum of 6% of employee compensation are matched 50% by the Company. Additional employer contributions may be made at the discretion of the Board of Directors based on the Company's current year performance. The cost of these Company contributions was $0.4 million, $1.8 million and $1.5 million for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

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

Year Ended July 31,                                                2000                 1999               1998
-----------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year:
  Number                                                         692,300              479,000             446,250
  Weighted-average exercise price                             $    18.08          $     18.79          $    13.67
  Granted:
    Number                                                       230,000              269,800             177,000
    Weighted-average exercise price                           $     5.11          $     13.94          $    21.69
    Weighted-average fair value*                              $     3.05          $      5.78          $     9.08
  Exercised:
    Number                                                       (18,500)             (52,500)           (132,250)
    Weighted-average exercise price                           $     2.61          $      3.00          $     4.68
  Forfeited or expired:
    Number                                                       (45,400)              (4,000)            (12,000)
    Weighted-average exercise price                           $    16.28          $     22.31          $    22.31
-----------------------------------------------------------------------------------------------------------------
Options outstanding, end of year
    Number                                                       858,400              692,300             479,000
    Weighted-average exercise price                           $    15.03          $     18.08          $    18.79
-----------------------------------------------------------------------------------------------------------------

* The weighted-average fair value disclosed was computed utilizing the measurement alternatives suggested in SFAS #123.

  Such alternatives were not adopted by the Company for compensation measurement purposes.

The following is a summary of the characteristics of the options outstanding as of July 31, 2000:

Options Outstanding                                                           Range 1            Range 2            Total
--------------------------------------------------------------------------------------------------------------------------

Number                                                                         553,400           305,000           858,400
Weighted-average exercise price                                                $ 10.59           $ 23.10           $ 15.03
Range of exercise prices                                                  $3.56-$18.25     $21.53-$28.87      $3.56-$28.87
Remaining weighted-average contractual life (in months)                            106                89               100
Number of options currently exercisable                                        205,928           258,333           464,261
Weighted-average exercise price of options exercisable                         $ 13.63           $ 23.38           $ 19.06
--------------------------------------------------------------------------------------------------------------------------


     As of July 31, 2000, 860,400 shares were reserved for issuance under the MSOP. Options granted under the MSOP for the fiscal years presented were granted at the fair market value of the Company's Common Stock as quoted on the NASDAQ National Market System on the date of grant.

     The Company adopted the disclosure requirements of SFAS #123, "Accounting for Stock-Based Compensation." The measurement alternatives of SFAS #123 were not adopted. SFAS #123 requires the disclosure of pro forma net income (loss) and earnings per share amounts calculated as if the measurement alternatives suggested by SFAS #123 had been adopted. The following table summarizes the required pro forma disclosures for the fiscal years ended July 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                   2000                           1999                        1998
                                        ---------------------------      ----------------------     ---------------------------
                                          Actual         Pro Forma        Actual      Pro Forma       Actual         Pro Forma
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $  (9,729)      $  (10,603)      $   398      $  (326)      $  (11,486)      $  (11,848)
Earnings (loss) per share               $   (1.17)      $    (1.27)      $  0.05      $ (0.04)      $    (1.32)      $    (1.36)
-------------------------------------------------------------------------------------------------------------------------------

     Significant assumptions used in determining fair value and compensation cost for stock options in accordance with SFAS #123 included the following:

                                                        2000                 1999                    1998
-----------------------------------------------------------------------------------------------------------------
Risk-free rate of return                                6.7%                   5.5%                   5.3%
Expected volatility                                    63.3%                  53.6%                  44.8%
Expected dividend yield                                 0.0%                   0.0%                   0.0%
Expected life of option                              5 years                3 to 4 years           4 to 5 years
-----------------------------------------------------------------------------------------------------------------

BONUS PLANS

The Company recorded $1.3 million and $0.2 million in compensation expense for the fiscal years ended July 31, 1999 and 1998, respectively, associated with bonuses for executives and certain key employees of the Company. The bonus amounts were determined by the Company's Board of Directors. No bonuses were awarded for fiscal year 2000.

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

     Net sales to the Company's top ten customers as a percentage of total sales were approximately 26%, 30%, and 30% in each of the fiscal years ended July 31, 2000, 1999 and 1998, respectively. Sales of graphite electrodes and calcium carbide for metallurgical applications to customers in the steel and ductile iron industries accounted for approximately 60% of net sales in each of the fiscal years presented. Amounts due from customers in the steel industry at July 31, 2000 and 1999 were approximately $28 million and $29 million, respectively.

Segment information is as follows (in thousands):

Year Ended July 31,                                                  2000                  1999                  1998
----------------------------------------------------------------------------------------------------------------------
NET SALES TO CUSTOMERS BY PRODUCT LINE:
Graphite electrodes                                               $ 117,332            $ 130,182            $ 159,997
Needle coke                                                          21,496               31,833               33,907
Bulk graphite                                                        12,147               12,750                9,273
Granular graphite                                                     6,814                7,155                9,627
Other                                                                 1,029                1,698                2,963
----------------------------------------------------------------------------------------------------------------------
  Total graphite electrode product net sales                        158,818              183,618              215,767
----------------------------------------------------------------------------------------------------------------------
Acetylene:
  Pipeline acetylene                                                 12,163               17,085               28,863
  Fuel gas applications                                              12,102               14,056               20,009
Metallurgical applications                                           18,271               19,679               23,712
Other                                                                 6,001                5,692                5,400
----------------------------------------------------------------------------------------------------------------------
  Total calcium carbide product net sales                            48,537               56,512               77,984
----------------------------------------------------------------------------------------------------------------------
     Total net sales to customers                                   207,355              240,130              293,751
----------------------------------------------------------------------------------------------------------------------
Intersegment sales, at prevailing market prices:
  Graphite electrode products                                           114                  152                  338
Eliminations                                                           (114)                (152)                (338)
----------------------------------------------------------------------------------------------------------------------
     Total net sales                                              $ 207,355            $ 240,130            $ 293,751
---------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES TO GEOGRAPHIC AREAS:
  United States                                                   $ 143,896            $ 157,118            $ 202,557
  Europe                                                             32,985               51,157               45,237
  Other Americas                                                     20,525               22,853               32,585
  Asia/Far East                                                       9,949                9,002               13,372
----------------------------------------------------------------------------------------------------------------------
     Total net sales                                                207,355            $ 240,130            $ 293,751
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS):
  Graphite electrode products*                                    $    (586)           $  24,710            $  32,813
  Calcium carbide products                                            2,979                5,079               10,470
  Unallocated corporate expenses                                     (6,807)             (22,515)             (44,951)
----------------------------------------------------------------------------------------------------------------------
     Total operating income (loss)                                $  (4,414)           $   7,274            $  (1,668)
----------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
  Graphite electrode products                                     $  16,949            $  16,371            $  12,365
  Calcium carbide products                                            1,593                1,545                1,553
  Unallocated corporate                                                 141                  187                  458
----------------------------------------------------------------------------------------------------------------------
     Total depreciation and amortization                          $  18,683            $  18,103            $  14,376
----------------------------------------------------------------------------------------------------------------------
EBITDA:**
  Graphite electrode products                                     $  16,363            $  41,081            $  45,178
  Calcium carbide products                                            4,572                6,624               12,023
  Unallocated corporate expenses                                     (4,616)              (7,285)              (6,493)
----------------------------------------------------------------------------------------------------------------------
     Total EBITDA                                                 $  16,319            $  40,420            $  50,708
----------------------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
  Graphite electrode products                                     $ 213,273            $ 224,773            $ 238,399
  Calcium carbide products                                           24,689               27,888               29,332
  Corporate assets                                                   12,532               21,755               21,368
----------------------------------------------------------------------------------------------------------------------
     Total assets                                                 $ 250,494            $ 274,416            $ 289,099
----------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
  Graphite electrode products                                     $  12,458            $  13,718            $  62,698
  Calcium carbide products                                              739                1,814                1,608
----------------------------------------------------------------------------------------------------------------------
     Total capital expenditures                                   $  13,197            $  15,532            $  64,306
----------------------------------------------------------------------------------------------------------------------

* Excludes other expense in fiscal 1999 and 1998, which are included in "Unallocated Corporate Expenses" (see Note 12).

** EBITDA is defined as operating income before depreciation and amortization, early retirement/severance charges and other expense. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. However, management believes that EBITDA is an appropriate measure of the Company's ability to service its cash requirements. EBITDA is an important measure in assessing the performance of the Company's business segments.

11. CASH FLOW INFORMATION

Net cash payments for interest and income taxes were as follows (in thousands):

Year Ended July 31,                                                        2000               1999             1998
--------------------------------------------------------------------------------------------------------------------
Interest                                                                 $8,191             $7,572          $10,196
Income taxes (received) paid                                             (8,463)               106            6,627
--------------------------------------------------------------------------------------------------------------------

12. OTHER ITEMS

EARLY RETIREMENT/SEVERANCE CHARGE

Early retirement/severance charge for fiscal 2000 represents costs associated with the elimination of approximately 35 salaried employees during fiscal 2000.

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

13. QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain unaudited consolidated quarterly operating information of the Company (in millions, except per share information):

Year Ended July 31, 2000:                  1ST QUARTER   2ND QUARTER      3RD QUARTER      4TH QUARTER     FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------
Net sales                                  $   51.1     $   53.6          $   51.3          $   51.4       $   207.4
Gross profit                                    6.4         (1.3)              1.4               3.2             9.7
Operating income (loss)                         3.4         (4.5)             (3.2)*            (0.1)           (4.4)
Net income (loss)                               0.9         (4.6)             (3.8)             (2.2)           (9.7)
Per diluted share:
  Net income (loss)                            0.11        (0.55)            (0.45)            (0.28)          (1.17)
-----------------------------------------------------------------------------------------------------------------------
Year Ended July 31, 1999:
Net sales                                  $   69.3     $   58.2          $   58.3          $   54.3       $   240.1
Gross profit                                   10.0          8.7               8.7               9.8            37.2
Operating income (loss)                        (1.6)**       5.3               4.5              (0.9)***         7.3
Net income (loss)                              (2.0)         2.5               1.8              (1.9)            0.4
Per diluted share:
  Net income (loss)                           (0.23)        0.30              0.22             (0.23)           0.05
-----------------------------------------------------------------------------------------------------------------------

* Includes a $2.1 million pre-tax charge for an early retirement/severance program (see Note 12)

** Includes an $8.0 million pre-tax charge for facility closure activities (see
Note 12).

*** Includes a $7.0 million pre-tax charge for potential antitrust liabilities (see Note 7).

14. SHARE REPURCHASE PROGRAM

During fiscal 1998, the Company's Board of Directors authorized the expenditure of up to $10 million to repurchase the Company's Common Stock. Subject to price and market considerations and applicable securities laws, such purchases may be made from time to time in open market, privately negotiated or other transactions. No time limit was placed on the duration of the repurchase program. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. During fiscal 2000, the Company repurchased 25,000 shares of its Common Stock for $0.2 million under its share repurchase program. Since fiscal 1998, the Company has repurchased an aggregate 492,200 shares of its Common Stock under its share repurchase program at a total cost of $5.9 million.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable to the Registrant for this Annual Report on Form
10-K.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS AND OFFICERS OF THE COMPANY

The following is information as to each director, executive officer, and certain other officers of the Company as of September 22, 2000.


Name                         Age      Position
---------------------------------------------------------------------------------------------------------------------------
Walter B. Fowler(3)(5)       46       Chairman, President and Chief Executive Officer and Director
Stephen D. Weaver            46       Senior Vice President and General Manager-Electrodes and Graphite Specialty Products
Walter E. Damian             60       Vice President-Human Resources
Ararat Hacetoglu             45       Vice President and General Manager-Carbide Products
Jim J. Trigg                 51       Vice President and General Manager-Seadrift Coke, L.P.
Nicholas T. Kaiser(3)(5)     66       Director
James R. Ball(1)(2)(5)       57       Director
Paul F. Balser(1)(4)         58       Director
Robert M. Howe(3)(4)         60       Director
Ronald B. Kalich(1)(2)(5)    52       Director
Charles E. Slater(3)(4)      66       Director
Roger Mulvihill              64       Secretary
---------------------------------------------------------------------------------------------------------------------------

(1)  Member of the Board's Compensation Committee.
(2)  Member of the Board's Stock Option Committee.
(3)  Member of the Board's Nominating Committee.
(4)  Member of the Board's Audit Committee.
(5)  Member of the Board's Governance Committee.



     Officers of the Company are elected annually by the Board for a term expiring at the next annual meeting of the Board or as otherwise determined by the Board.

     Walter B. Fowler was elected as the Company's Chairman, President and Chief Executive Officer in March 1997 and has been a director of the Company since September 1995. Previously, Mr. Fowler was President-Electrodes and Graphite Specialty Products of the Company from March 1995 to March 1997 and had been Vice President-General Manager, Graphite Electrode Products of the Company from January 1995 to March 1995 and Vice President-General Manager, Graphite Specialties of the Company from July 1991 to March 1995. He served as Chief Financial Officer and Treasurer of the Company from October 1988 to October 1991, and Vice President-Finance and Assistant Secretary from August 1988 to July 1991.

     Stephen D. Weaver has been Senior Vice President and General
Manager-Electrodes and Graphite Specialty Products since May 2000. Previously, Mr. Weaver was the Company's Vice President-Finance and Chief Financial Officer of the Company since October 1991.

     Walter E. Damian has been the Company's Vice President-Human Resources since August 1988.

     Ararat Hacetoglu has been Vice President and General Manager, Carbide Products since April 1997. Previously, Mr. Hacetoglu was Vice President and Plant Manager-Louisville in the Carbide Products segment of the Company from March 1993 to April 1997 and Plant Manager-Louisville from August 1992 to March 1993.

     Jim J. Trigg has been Vice President and General Manager, Seadrift Coke, L.P. since June 1994. Previously, Mr. Trigg was Vice President and Plant Manager-Seadrift of the Company from February 1993 to June 1994 and Production Manager-Seadrift from August 1988 to February 1993.

     Nicholas T. Kaiser has been a member of the Company's Board of Directors since August 1988. Mr. Kaiser was the Company's Chairman of the Board and Chief Executive Officer from October 1994 to March 1997 and was President of the Company from October 1991 to March 1997. Mr. Kaiser received $20,000 in compensation for his services as a director of the Company for fiscal 2000.

     James R. Ball was elected to the Company's Board in March 1994. From July 1992 to December 1994, Mr. Ball was President and Chief Executive Officer of Vista Chemical Company. Since 1995, he has been a consultant and private investor. Mr. Ball also currently serves on the Board of Directors of Quanta Services, Inc. and he previously served on the Board of Rexene Corporation from April 1996 to August 1997. Mr. Ball received $21,000 in compensation for his services as a director of the Company for fiscal 2000.

     Paul F. Balser has been a member of the Company's Board since August 1988 and was Vice President of the Company from August 1988 until June 1992. He was a partner of Centre Partners L.P., the managing general partner of Centre Capital Investors L.P. (CCI) from 1986 until August 1995. In August 1995, Mr. Balser resigned as an officer of the managing general partner of Centre Partners L.P., to become a founding partner of Generation Capital Partners L.P., a private investment partnership. Mr. Balser currently serves on the Boards of Directors of Kansas City Southern Industries, Inc., Scientific Games Holdings, Inc. and a number of privately held companies. Mr. Balser received $23,500 in compensation for his services as a director of the Company for fiscal 2000.

     Robert M. Howe has been a member of the Company's Board since April 1996. From March 1986 to December 1995, Mr. Howe was the President, Chief Operating Officer and a director of MAPCO, Inc. Mr. Howe is also currently a director of T.D. Williamson, Inc. Mr. Howe received $23,500 in compensation for his services as a director of the Company for fiscal 2000.


     Ronald B. Kalich was elected to the Company's Board in March 1994. Mr. Kalich is currently President and Chief Executive Officer of Fabristeel Holdings, Inc., a position he has held since September 2000. Previously he was President and Chief Executive Officer of National-Standard Company. From 1993 to 1998 he served as a Group Executive in the Marmon Group, Inc. Mr. Kalich is also currently a director of Thomas and Betts, Inc. and National-Standard Company. Mr. Kalich received $24,000 in compensation for his services as a director of the Company for fiscal 2000.

     Charles E. Slater was elected to the Company's Board in September 1997. Mr. Slater is currently the President and Chief Executive Officer of the Concrete Reinforcing Steel Institute, a position he has held since March 1998. Previously, Mr. Slater was the Executive Director of the Iron & Steel Society, a position he held since 1992. Mr. Slater received $24,500 in compensation for his services as a director of the Company for fiscal 2000.

     Roger Mulvihill has been a Secretary of the Company since August 1988. He has been a partner with the law firm of Dechert since December 1991.

COMMITTEES OF THE BOARD OF DIRECTORS

The committees of the Board of Directors for fiscal 2000 are described below.

Compensation and Stock Option Committees

     The Compensation Committee consists of three directors and is responsible for policies, procedures and other matters relating to compensation of the executive officers as a group and the chief executive officer individually. In addition, the Compensation Committee reviews the operations of the Company's pension plans and its medical insurance plans. During fiscal 2000, the Compensation Committee held three meetings.

     The Stock Option Committee consists of two directors and has authority to grant options pursuant to the Company's stock option plans. During fiscal 2000, the Stock Option Committee held two meetings.

Nominating Committee

     The Nominating Committee consists of four directors, a majority of whom may not be employees of the Company. The Nominating Committee is responsible for nominating individuals for election as directors of the Company. During fiscal 2000, the Nominating Committee did not hold any meetings.

Audit Committee

     The Audit Committee consists of three directors. The Audit Committee is responsible for policies, procedures and other matters relating to accounting, internal financial controls and financial reporting, including the engagement of independent auditors and the planning, scope, timing and cost of any audit and any other services they may be asked to perform, and will review with the auditors their report on the Company's financial statements following completion of each such audit. During fiscal 2000, the Audit Committee held four meetings.

Governance Committee

     The Governance Committee consists of four members. The Governance Committee is responsible for Board governance matters, such as Board compensation, evaluation and committee assignments. During fiscal 2000, the Governance Committee held one meeting.

     The Board has also formed a special committee, which currently consists of Messrs. Ball, Balser, Howe, Kalich and Slater, to review and make recommendations to the Board regarding various aspects of certain antitrust claims involving the Company that are the subject of previously reported Grand Jury proceedings and several civil antitrust actions currently pending.

     In September 1998, the Board also formed a committee that currently consists of Messrs. Howe, Kalich and Slater to explore various strategic opportunities.

     The Board held eight meetings during fiscal 2000. Each incumbent director attended at least 75% of the aggregate number of meetings of the Board and the committees of the Board on which such director served.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2000 all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were filed on a timely basis.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation received by the chief executive officer and each of the most highly compensated executive officers who received compensation in excess of $100,000 (collectively, the Named Executive Officers) for services rendered in all capacities during the Company's indicated fiscal years.

SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                  Annual Compensation          Compensation
                                          ----------------------------------   -------------
                                                                                Common Stock
                                                                Other Annual      Underlying         All Other
Name and Principal Position        Year     Salary    Bonus(1)  Compensation        Options(2)    Compensation
--------------------------------------------------------------------------------------------------------------------
Walter B. Fowler                   2000   $350,004         --             --            33,000         $ 12,201(3)
Chairman of the Board, President   1999    350,004   $195,831             --            40,000           26,137
and Chief Executive Officer        1998    316,668         --             --            30,000           23,307

Stephen D. Weaver (4)              2000    208,503         --             --            25,000            7,278(5)
Senior Vice President &            1999    206,004     69,926             --            20,000           16,800
General Manager-Electrodes         1998    191,341         --             --            15,000           16,687
and Graphite Specialty Products

Walter E. Damian                   2000    162,000         --             --            17,000            6,474(6)
Vice President-Human Resources     1999    162,000     54,839             --            20,000           13,562
                                   1998    151,000         --             --            15,000           14,962

Ararat Hacetoglu                   2000    170,004         --             --            17,000            4,412(7)
Vice President & General           1999    170,004     53,262             --            20,000           12,465
Manager-Carbide Products           1998    151,667         --             --            15,000           12,545

Jim J. Trigg                       2000    170,000         --             --            17,000            7,141(8)
Vice President & General           1999    170,000     56,765             --            20,000           14,134
Manager-Seadrift Coke L.P.         1998    151,538         --             --            15,000           15,294

Michael F. Supon(9)                2000    297,507         --             --            16,000            5,708(10)
Former Vice President &            1999    170,004     56,289             --            20,000           14,225
General Manager-Electrodes         1998    151,667         --             --            15,000           13,426
and Graphite Specialty Products
====================================================================================================================

(1) All amounts shown in this column represent bonuses earned in fiscal 1999 under the Incentive Bonus Plan. See Bonus Plans below.

(2) Options were granted under the 1998 Plan and the 1995 Plan. All options granted in fiscal 2000 have an exercise price of either $5.53125 per share or $3.5625 per share depending on the date of grant. All options granted in fiscal 1999 have an exercise price of $13.9375 per share. All options granted in fiscal 1998 have an exercise price of $21.53125 per share. All options granted in the fiscal years presented vest and become exercisable at a rate of one-third per year beginning with the anniversary date of the grant. All options granted under the 1998 Plan and the 1995 plan expire in ten years from the grant date.

(3) All other compensation for 2000 includes: $576 of premiums for group term life insurance; and $11,625 of Company match contributions under the Company's savings investment plan adopted pursuant to Section 401(k) of the Internal Revenue Service Code of 1986, as amended (the Savings Investment
     Plan).

(4) Mr. Weaver became the Company's Senior Vice President and General Manager-Electrodes and Graphite Specialty Products effective May 2000.

(5) All other compensation for 2000 includes: $320 of premiums for group term life insurance; and $6,958 of Company match contributions under the Savings Investment Plan.

(6) All other compensation for 2000 includes: $625 of premiums for group term life insurance; and $5,849 of Company match contributions under the Savings Investment Plan.

(7) All other compensation for 2000 includes: $92 of premiums for group term life insurance; and $4,320 of Company match contributions under the Savings Investment Plan.

(8) All other compensation for 2000 includes: $342 of premiums for group term life insurance; and $6,799 of Company match contributions under the Savings Investment Plan.

(9) Mr. Supon resigned from his position of Vice President and General Manager-Electrodes and Graphite Specialty Products effective April 2000. Included in Mr. Supon's salary for fiscal 2000 was $127,503 in regular salary and $170,004 in salary benefits accrued by the Company in connection with Mr. Supon's s severance. Except for 5,000 options granted during fiscal 1998, all options granted to Mr. Supon during the fiscal years presented were canceled as a result of his severance.

(10) All other compensation for 2000 includes: $194 of premiums for group term life insurance; and $5,514 of Company match contributions under the Savings Investment Plan.

The following table sets forth certain information regarding awards of options for Common Stock to the Named Executive Officers during fiscal 2000.

COMMON STOCK OPTIONS GRANTED IN FISCAL 2000

                                          Individual Grants
                      --------------------------------------------------------------
                                                                                       Potential Realizable
                                      % of Total                                         Value at Assumed
                                         Options                                       Annual Rates of Stock
                           Shares     Granted to                                        Price Appreciation
                       Underlying      Employees                                        for Option Term(3)
                          Options      in Fiscal       Exercise    Expiration         -----------------------
Name                   Granted(1)           Year       Price(2)          Date               5%           10%
-------------------------------------------------------------------------------------------------------------
Walter B. Fowler         33,000            14.3%          $5.47           (4)         $113,555     $287,770
Stephen D. Weaver        25,000            10.9            4.82           (4)           75,821      192,146
Walter E. Damian         17,000             7.4            5.42           (4)           57,898      146,724
Ararat Hacetoglu         17,000             7.4            5.42           (4)           57,898      146,724
Jim J. Trigg             17,000             7.4            5.42           (4)           57,898      146,724
Michael F. Supon (5)       --                --              --           --                --           --
=============================================================================================================

(1) Options granted during fiscal 2000 were granted on February 28, 2000 and May 1, 2000 under the 1998 Plan. All options vest and become exercisable at a rate of one-third per year beginning with the anniversary date of the grant.

(2) Represents the weighted average exercise price of options granted during fiscal 2000. Options granted on February 28, 2000 and May 1, 2000 have an exercise price of $5.53125 and $3.5625 per share, respectively.

(3) The dollar amounts are the result of calculations at the 5% and 10% annual capital appreciation rates prescribed by the Securities and Exchange Commission and are not intended to forecast any possible appreciation of the Company's stock price.

(4) Options granted under the 1998 Plan expire in ten years from the date of grant.

(5) Options granted to Mr. Supon during fiscal 2000 were canceled in connection with his severance in April 2000.

The following table provides information related to options exercised by the Named Executive Officers during fiscal 2000 and the number and value of options held as of July 31, 2000.

AGGREGATE OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR END-OPTION VALUES

                                                                      Number of Shares
                                                                   Underlying Unexercised            Value of Unexercised
                                                                       Options as of                 In-the-Money Options
                                     Shares                            July 31, 2000                 as of July 31, 2000(1)
                                   Acquired           Value    ----------------------------------------------------------------
Name                            on Exercise        Realized     Exercisable    Unexercisable       Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Ararat Hacetoglu                     11,000       $48,688(2)         35,667           35,333                --             $750
Walter B. Fowler                         --               --         78,333           69,667                --              750
Stephen D. Weaver                        --               --         37,667           43,333                --            6,750
Walter E. Damian                         --               --         37,167           34,333                --              750
Jim J. Trigg                             --               --         39,667           35,333                --              750
Michael F. Supon                         --                --        19,000               --                --               --
===============================================================================================================================

(1) Value is calculated based on the difference between $4.3125, the fair market value of the Company's Common Stock on July 31, 2000, and the exercise price of options outstanding. Options with an exercise price greater than $4.3125 per share were not included in this computation.

(2) Options exercised had an exercise price of $2.00 per share. 5,000 of the options were exercised when the fair value of the Company's Common Stock was $7.50 per share and 6,000 of the options were exercised when the fair value of the Company's Common Stock was $5.53125 per share.

PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of the companies listed in the NASDAQ Stock Market--US Index (the NASDAQ Index) and the S&P Iron and Steel Index (the S&P Index) for the period from September 14, 1995, the date on which the Common Stock began public trading, to July 31, 2000. As compared to a basis of $100 as of September 14, 1995, the Company's index was $29, the NASDAQ Index was $377 and the S&P Index was $62, all as of July 31, 2000.

COMPARISON OF 58-MONTH CUMULATIVE TOTAL RETURN AMONG THE CARBIDE/GRAPHITE GROUP, INC., THE NASDAQ STOCK MARKET (US) INDEX, AND THE S&P IRON & STEEL INDEX

                         THE
                    CARBIDE/GRAPHITE      NASDAQ STOCK
                       GROUP, INC.        MARKET (U.S.)    S&P IRON & STEEL
--------------------------------------------------------------------------------
9/95                      100                100                  100
10/95                      88                102                   92
1/96                      107                104                  110
4/96                      118                117                  104
7/96                      107                107                   84
10/96                     109                120                   86
1/97                      139                136                   94
4/97                      151                124                   95
7/97                      193                158                  115
10/97                     238                158                  102
1/98                      227                161                   95
4/98                      215                186                  115
7/98                      147                186                   87
10/98                      83                177                   84
1/99                       83                252                   84
4/99                       87                252                  100
7/99                       93                265                   90
10/99                      47                299                   84
1/00                       45                394                   77
4/00                       23                385                   73
7/00                       29                377                   62
================================================================================

* $100 invested on 9/14/95 in stock or index--including reinvestment of dividends. Fiscal year ending July 31.

COMPENSATION OF DIRECTORS

Refer to "The Board of Directors and Officers of the Company" section for details on compensation of each outside director for fiscal 2000. A portion of directors' fees earned by each outside director were credited to a deferred compensation plan. Such deferral was at the discretion of the director, subject to limitations summarized in the plan documents (see the "Deferral Plan" described below). Mr. Fowler received no compensation for his service as Chairman of the Board and a director of the Company in fiscal 2000.

     Non-employee directors receive a $5,000 per year retainer for services as members of the Board. Also, each Board committee chair receives a $1,500 per year chairmanship fee. For Board activities, each non-employee director receives $2,000 for in-person Board meetings, $1,000 for conference call Board meetings, $1,000 for in-person Board committee meetings and $500 for conference call Board committee meetings.

     During fiscal 1996, the Company adopted the Non-Employee Director Stock-Based Incentive Compensation Plan (the Director Plan). Options granted under the Director Plan generally have a term of ten years and are granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Such options vest and become exercisable on the one-year anniversary date of the option grant, with the stipulation that the non-employee director receiving the option continues as a director of the Company on such anniversary date. Options under the Director Plan may be exercised for cash and, under certain circumstances, Common Stock and additional unexercised options of the Company.

     There have been four annual option grants under the Director Plan since its inception. Except for Mr. Slater, option grants of 1,700, 2,000, 2,000 and 3,400 per outside director occurred on August 26, 1996 and July 31, 1997, 1998 and 1999, respectively. The exercise price of such options was $18.25, $28.875, $21.53125 and $13.9375 per share, respectively. In the case of Mr. Slater, option grants of 2,000, 2,000 and 3,400 occurred on September 9, 1997 and July 31, 1998 and 1999, respectively. The exercise price of such options was $34.6875, $21.53125 and $13.9375 per share, respectively.

EMPLOYMENT AND SEVERANCE AGREEMENTS

The Company is a party to employment, termination or severance agreements with Messrs. Fowler, Weaver, Damian, Trigg, Hacetoglu, Supon and Kaiser as set forth below.

     In September 1999, Mr. Fowler entered into an employment agreement with the Company as Chief Executive Officer which will terminate on August 31, 2001. Pursuant to the terms of the agreement, he is to receive annual cash compensation of at least $350,000 and incentive compensation in the form of stock options to purchase shares of Common Stock and annual incentive awards up to 100% of his base pay pursuant to the terms of the Incentive Bonus Plan. In the event of termination of his employment by the Company for other than death, disability or cause, or other than by virtue of a change in control, as defined therein, Mr. Fowler is to receive severance in a lump sum equal to twice the amount of his base salary plus twice the amount of the average of his bonus plan payouts for the previous two years. If terminated due to a change of control event, Mr. Fowler would receive a lump sum payment equal to 2.99 times his base salary plus, subject to certain exceptions, 2.99 times the average of his bonus plan payouts for the previous two years at the time of termination. The agreement also provides for certain payments in the event of Mr. Fowler's death or disability.

     Effective February 1, 2000, Mr. Weaver entered into an employment agreement. Such employment agreement was amended effective May 1, 2000 in connection with Mr. Weaver's promotion to Senior Vice President-Electrodes and Graphite Specialty Products. Pursuant to the terms of the amended agreement, he is to receive annual cash compensation of at least $216,000 and incentive awards of up to 60% of his base pay pursuant to the terms of the Incentive Bonus Plan. In the event of termination of his employment by the Company for other than death, disability or cause, as defined therein, Mr. Weaver is to receive severance in a lump sum equal to twice the amount of his base salary plus twice the amount of the average of his bonus plan payouts for the previous two years. If terminated due to a change of control event, Mr. Weaver will receive a lump sum payment equal to 2.99 times his base salary, plus, subject to certain exceptions, 2.99 times the average of his bonus plan payouts for the previous two years, at the time of termination. The agreement also provides for certain payments in the event of Mr. Weaver's death or disability.

     The Company entered into severance agreements with Messrs. Trigg, Damian and Hacetoglu with respect to their employment as, respectively, Vice President and General Manager-Seadrift Coke, L.P., Vice President-Human Resources and Vice President and General Manager-Calcium Carbide Products. Pursuant to the terms of the agreements, Messrs. Trigg, Damian, and Hacetoglu will each be granted one year of severance pay and medical coverage if terminated other than for cause. In connection with his agreement, Mr. Supon is to receive one year of severance pay and medical coverage as a result of his severance in April 2000.

     In March 1997, Mr. Kaiser retired from his positions with the Company, other than his position as a director. Pursuant to his March 1997 revised employment agreement, the Company will provide for the continuation of Mr. Kaiser's health insurance benefits until January 1, 2001.

SAVINGS INVESTMENT PLAN

The Company has adopted the Savings Investment Plan for substantially all salaried employees, including the Named Executive Officers. Employee contributions of not more than 6% of employee compensation are matched at a rate of 50% by the Company in lieu of a pension plan. Additional employer contributions may be made at the discretion of the Board based on the Company's current year performance.

Deferral Plan

The Company has implemented a compensation deferral plan (the Deferral Plan) for the benefit of its directors and officers, currently 17 individuals, including the Named Executive Officers. The Deferral Plan became effective for compensation that would otherwise be paid on or after January 1, 1996. Under the Deferral Plan, participants are allowed to defer a portion or all of their base salary, director's fees or bonuses. Contributions to the Deferral Plan are invested, as the participants direct, into a variety of fixed income, balanced and equity funds. The Deferral Plan also restores the Saving Investment Plan matching contribution lost on deferred compensation up to $235,840 (as such amounts may be increased under Section 415(d) of the Internal Revenue Code). Distributions from the Deferral Plan generally will be made upon retirement, disability or upon termination of employment, unless further deferred by the participant.

1995 STOCK-BASED INCENTIVE COMPENSATION PLAN

General. The Board adopted the 1995 Stock-Based Incentive Compensation Plan (the 1995 Plan) in April 1995, and the shareholders of the Company approved the 1995 Plan in August 1995. The purpose of the 1995 Plan is to assist the Company, and its subsidiaries and affiliates, in attracting and retaining valued employees by offering them a greater stake in the Company's success and a closer identity with it, and to encourage ownership of the Company's Common Stock by such employees. The 1995 Plan permits awards of stock options and/or stock appreciation rights (SARs) to eligible employees that qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code).

     The total number of shares of the Company's Common Stock available for awards under the 1995 Plan is 400,000 shares (subject to adjustments for stock splits, stock dividends and the like). No employee may be granted (i) an award of, or exercisable for, more than a specified number of shares of Common Stock in any one calendar year, or (ii) incentive stock options first exercisable in any one calendar year for shares of Common Stock having an aggregate fair market value in excess of $100,000.

     The following summary description of the 1995 Plan is qualified in its entirety by the full text of the 1995 Plan, as amended, copies of which may be obtained by the Company's stockholders upon request to the Office of the Secretary of the Company.

     Administration. The Stock Option Committee (the Committee) designated by the Board has full power to interpret and administer the 1995 Plan and full authority to act in selecting the employees to whom awards of options or SARs under the 1995 Plan (Awards) shall be granted, in determining the type and amount of Awards to be granted to each such employee, the terms and conditions of Awards granted under the 1995 Plan and the terms and agreements that shall be entered into with employees to whom an Award is granted (the Holders). Effective August 1996, all grants under the 1995 Plan must be approved by the Committee. The Committee members must be Board members who are not employees of the Company and, for periods prior to August 1996, who are not eligible to participate in the 1995 Plan. The Board has the power to amend, suspend or terminate the 1995 Plan at any time except that stockholder approval is required to increase the total number of shares available for issuance pursuant to the 1995 Plan, change the class of employees eligible to be Holders, decrease the price at which the Common Stock may be purchased upon the exercise of an option, withdraw the administration of the 1995 Plan from the Committee, change the provisions of
Section 9 of the 1995 Plan, or take any other action that requires stockholder approval under Section 16(b) of the Securities Exchange Act of 1934.

     Eligibility. Any employee is eligible to receive an Award, except that any employee employed by an affiliate (any entity (other than a 50% or more subsidiary)) in which the Company has a substantial direct or indirect equity interest, as determined by the Board) shall not be eligible to receive an incentive stock option. For these purposes, "employee" means an officer or other key employee, consultant or advisor of the Company, a subsidiary or an affiliate, including a director who is such an employee, consultant or advisor.

     Awards. Under the 1995 Plan, eligible employees may be awarded stock options and/or SARs. Stock options may be either incentive stock options or non-qualified stock options. Incentive stock options are intended to be "incentive stock options" under Section 422 of the Internal Revenue Code; non-qualified stock options are intended to be those stock options which do not qualify under Section 422 of the Internal Revenue Code. The price at which shares of Common Stock may be purchased upon the exercise of an option is determined by the Committee but must be at least equal to the fair market value of such shares on the date of the award. Payment of the option price must be paid in full in cash at the time of exercise or, with the consent of the Committee, in whole or in part in shares of Common Stock valued at fair market value. With the consent of the Committee, payment upon the exercise of a non-qualified stock option may be made in whole or in part by the delivery of additional, unexercised non-qualified stock options (based on the difference between the fair market value of the Common Stock for which they are exercisable and the exercise price of such additional non-qualified stock options) or by a "cashless exercise."

     An SAR entitles the recipient to receive a payment equal to the excess of the fair market value of the shares of Common Stock covered by the SAR on the date of exercise over the exercise price of the SAR. Such payment may be in cash, in shares of Common Stock, or any combination thereof, as the Committee may determine. An SAR may be awarded in tandem with options or separately.

     Stock options and SARs will be exercisable over a period to be designated by the Committee, but not prior to six months or more than ten years (or five years for certain incentive stock options) after the date of the award. All options and SARs awarded under the 1995 Plan are non-transferable other than by will or by operation of the laws of descent and distribution.

     As of September 22, 2000, all 400,000 options for Common Stock available for grant under the 1995 Plan had been granted or cancelled. Of the 400,000 options granted under the 1995 Plan, 353,500 options for Common Stock, representing 4.2% of the Common Stock outstanding, had not yet been exercised as of September 22, 2000. The closing price of the Company's Common Stock as reported on the NASDAQ National Market System on September 22, 2000 was $3.6875 per share. The average exercise price of outstanding options granted under the 1995 Plan is $21.34 per share.

     Term. The 1995 Plan became effective in May 1995 and will remain in full force and effect until the earlier of May 1, 2005 or the date it is terminated by the Board.

     Performance-Based Compensation. It is intended that all compensation income recognized by any Holder as the result of the exercise of options or SARs, or the disposition of shares of common stock acquired on exercise of options or SARs, will be considered performance-based compensation excludable from such Holder's "applicable employee remuneration" pursuant to Section 162(m)(4)(C) of the Internal Revenue Code.

     Federal Tax Treatment. Under the present federal tax laws, the federal income tax treatment of stock options and SARs under the 1995 Plan is as follows:

     An employee recognizes no taxable income and the Company is not entitled to a deduction when an incentive stock option is awarded or exercised. If an employee sells Common Stock acquired upon exercise, after complying with requisite holding periods, any gain or loss realized upon such sale will be long-term capital gain or loss. The Company will not be entitled to take a deduction as a result of any such sale. If the employee disposes of such Common Stock before complying with requisite holding periods, the employee generally will recognize ordinary income equal to the difference between the fair market value of the Common Stock on the date of exercise and the exercise price, and the Company will be entitled to a corresponding income tax deduction.

     An employee recognizes no taxable income and the Company is not entitled to an income tax deduction when a non-qualified option is awarded. Upon exercise of a non-qualified option, an employee generally will realize ordinary income in an amount equal to the excess of the fair market value of the Common Stock over the exercise price, and, provided that the applicable conditions of Section 162(m) of the Internal Revenue Code are met, the Company will be entitled to a corresponding income tax deduction. Upon sale of the Common Stock acquired, the employee will realize short-term or long-term capital gain or loss, depending upon whether the Common Stock has been held for more than one year, equal to the difference between the sale price of the Common Stock and the fair market value of the Common Stock on the date that the employee recognizes income with respect to the option exercise.

     An employee recognizes no taxable income and the Company is not entitled to an income tax deduction when an SAR is awarded. Upon exercise of an SAR, an employee generally will realize ordinary income in an amount equal to the difference between the fair market value of the Common Stock on the date of exercise and the exercise price under the SAR, and, provided the applicable conditions of Section 162(m) of the Internal Revenue Code are met, the Company will be entitled to a corresponding income tax deduction.

THE 1998 STOCK-BASED INCENTIVE COMPENSATION PLAN

General. The 1998 Stock-Based Incentive Compensation Plan (the 1998 Plan) was approved by the Company's stockholders in December 1998. The purpose of the 1998 Plan is to assist the Company, and its subsidiaries and affiliates, in attracting and retaining valued employees by offering them a greater stake in the Company's success and a closer identity with it, and to encourage ownership of the Company's Common Stock by such employees. No employee may be granted incentive stock options first exercisable in any one calendar year for shares of Common Stock having an aggregate fair market value in excess of $100,000. The aggregate number of shares of the Company's Common Stock issued under the 1998 Plan will not exceed 450,000 shares (subject to adjustments for stock splits, stock dividends and the like).

     The 1998 Plan permits awards to eligible employees of stock options and/or SARs that qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code).
Section 162(m) of the Code limits the deductibility of compensation paid to the Company's Chief Executive Officer and to each of the next four most highly paid officers unless that compensation is "performance based."

     The following summary description of the 1998 Plan is qualified in its entirety by the full text of the 1998 Plan, copies of which may be obtained by the Company's stockholders upon request to the Office of the Secretary of the Company.

     Administration. The Committee has full power to interpret and administer the 1998 Plan and full authority to act in selecting the employees to whom awards of options or SARs under the 1998 Plan (Awards) are granted, in determining the type and amount of Awards to be granted to each such employee, the terms and conditions of Awards granted under the 1998 Plan and the terms and agreements entered into with employees to whom an Award is granted (the Holders). All grants under the 1998 Plan must be approved by the Committee. The Committee members must be Board members who are not employees of the Company or any parent, subsidiary, or Seadrift or any affiliate. No Committee member can receive any compensation from the Company except in his capacity as director. All have to otherwise qualify as "outside directors" under Section 162(m) of the Internal Revenue Code and "non-employee directors" under Rule 16b-3 promulgated by the Securities and Exchange Commission. The Board has the power to amend, suspend or terminate the 1998 Plan at any time, except that stockholder approval is required to increase the total number of shares available for issuance pursuant to the 1998 Plan, change the class of employees eligible to be Holders, withdraw the administration of the 1998 Plan from the Committee, change the provisions of the 1998 Plan describing when a shareholder vote is required for plan modification, or take any other action that would require stockholder approval under the "short swing profit recapture" rules of Section 16(b) of the Securities Exchange Act of 1934.

     Eligibility. Employees, consultants and advisors of the Company, or a subsidiary or Seadrift or any other affiliate, including any director who is an employee, consultant or advisor, are eligible to receive Awards. Directors, consultants and advisors who are not employees, and employees of Seadrift or any other affiliate (any entity (other than a 50% or more subsidiary) in which the Company has a substantial direct or indirect equity interest, as determined by the Board), are not, however, eligible to receive incentive stock options. Employees, consultants, and advisors of the Company or a subsidiary would be eligible to receive incentive stock options as well as non-qualified options and SARs.

     Awards. Under the 1998 Plan, eligible employees can be awarded stock options and/or SARs. Stock options may be either incentive stock options or non-qualified stock options. Incentive stock options are intended to be "incentive stock options" under Section 422 of the Internal Revenue Code. Non-qualified stock options are those options that do not qualify under Section 422 of the Internal Revenue Code. The price at which shares of Common Stock can be purchased upon the exercise of an option is determined by the Committee, but has to be at least equal to the fair market value of such shares (or 110% of fair market value for certain incentive stock options) on the date of the Award. Payment of the option price has to be made in full in cash at the time of exercise or, with the consent of the Committee, in whole or in part in shares of Common Stock valued at fair market value. With the consent of the Committee, payment upon the exercise of a non-qualified stock option can be made in whole or in part by the delivery of additional, unexercised non-qualified stock options (based on the difference between the fair market value of the Common Stock for which they are exercisable and the exercise price of such additional non-qualified stock options) or by a "cashless exercise."

     An SAR entitles the recipient to receive a payment equal to the excess of the fair market value of the shares of Common Stock covered by the SAR on the date of exercise over the exercise price of the SAR. Such payment may be in cash, in shares of Common Stock, or in any combination thereof, as the Committee may determine. An SAR may be awarded in tandem with options or separately.

     Stock options and SARs may be exercisable over a period to be designated by the Committee, but not prior to six months or more than ten years (or five years for certain incentive stock options) after the date of the Award. All incentive stock options awarded under the 1998 Plan are non-transferable other than by will or by operation of the laws of descent and distribution.

     As of September 22, 2000, 448,000 of the 450,000 options for Common Stock available for grant under the 1998 Plan had been granted or cancelled. None of the options granted under the 1998 plan have been exercised as of September 22, 2000. Options for Common Stock granted under the 1998 Plan represent approximately 5.4% of the Common Stock outstanding as of September 22, 2000. The closing price of the Company's Common Stock as reported on the NASDAQ National Market System on September 22, 2000 was $3.6875 per share. The average exercise price of outstanding options that were granted under the 1998 Plan is $9.41 per share.

     The Committee retains the power to amend the terms of, or cancel and regrant, stock options and SARs for the benefit of any Holder. All terms of the options and SARs can be amended, subject to the specific limitations set forth in the Plan. Any incentive stock option amended by the Committee becomes a non-qualified option.

     In the event of a dissolution or liquidation of the Company, a merger or consolidation in which the Company is not the surviving corporation, or any other transaction wherein the Company's stockholders give up all their equity interest in the Company, the successor company, if any, may substitute its own substantially similar options and SARs, or it could elect to terminate the Plan. Termination would result in expiry of all awards at such a time and on such conditions as the Board determines.

     Term. The 1998 Plan became effective December 3, 1998 and will remain in full force and effect until the earlier of December 3, 2008 or the date it is terminated by the Board.

     Performance-Based Compensation. It is intended that all compensation income recognized by any Holder as the result of the exercise of options or SARs, or the disposition of shares of Common Stock acquired on exercise of options or SARs, be considered performance-based compensation excludable from such Holder's "applicable employee remuneration" pursuant to section 162(m)(4)(C) of the Internal Revenue Code.

     Federal Tax Treatment. Under the present federal tax laws, the federal income tax treatment of stock options and SARs under the 1998 Plan is as follows:

     An employee recognizes no taxable income and the Company is not entitled to a deduction when an incentive stock option is awarded or exercised. If an employee sells Common Stock acquired upon exercise, after complying with requisite holding periods, any gain or loss realized upon such sale is a long-term capital gain or loss. The Company is not entitled to take a deduction as a result of any such sale. If the employee disposes of such Common Stock before complying with requisite holding periods, the employee generally will recognize ordinary income equal to the difference between the fair market value of the Common Stock on the date of exercise and the exercise price, and the Company will be entitled to a corresponding income tax deduction.

     An option holder recognizes no taxable income and the Company is not entitled to an income tax deduction if a non-qualified option is awarded. Upon exercise of a non-qualified option, the Holder generally would realize ordinary income in an amount equal to the excess of the fair market value of the Common Stock over the exercise price, and, provided that the applicable conditions of
Section 162(m) of the Internal Revenue Code are met, the Company will be entitled to a corresponding income tax deduction. Upon sale of the Common Stock acquired, the Holder would realize short-term or long-term capital gain or loss, depending upon whether the Stock had been held for more than one year, equal to the difference between the sale price of the Common Stock and the fair market value of the Common Stock on the date that the Holder recognizes income with respect to the option exercise.

     The employee, director, consultant or advisor recognizes no taxable income and the Company is not entitled to an income tax deduction if an SAR is awarded. Upon exercise of an SAR, the Holder generally would realize ordinary income in an amount equal to the difference between the fair market value of the Common Stock on the date of exercise and the exercise price under the SAR, and, provided any applicable conditions of Section 162(m) of the Internal Revenue Code were met, the Company will be entitled to a corresponding income tax deduction.

BONUS PLANS

The Company has adopted an incentive bonus plan for certain executives, including the Named Executive Officers (the Incentive Bonus Plan). The Incentive Bonus Plan provides for the award of annual bonuses based on the Company's meeting or exceeding personal goals, as well as performance targets relating to earnings before interest, taxes, depreciation and amortization (EBITDA) which are established annually by the Board. Satisfaction of EBITDA targets will trigger awards equal to 10%, 20%, 30% or 50% of base pay depending on management levels. EBITDA in excess of the established targets will increase bonus awards subject to maximum awards of 20%, 40%, 60% or 100%, respectively, depending on management levels. Approximately 31 salaried employees are currently eligible to participate in the Incentive Bonus Plan, including the Named Executive Officers.

     The Company has also adopted a discretionary bonus plan for salaried employees not eligible for the Incentive Bonus Plan (the Discretionary Bonus
Plan). The Discretionary Bonus Plan provides for the payment of an aggregate amount equal to up to 2% of the total annual salaries of non-executive employees. Awards under the Discretionary Bonus Plan are made solely at management's discretion.

     The Company did not pay any bonuses under the Incentive Bonus Plan or the Discretionary Bonus Plan for fiscal 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Messrs. Ball, Balser and Kalich, none of whom currently is an executive officer of the Company; however, Mr. Balser served as an officer of the Company in the past. Executive officer compensation is determined by the Compensation Committee.

STOCK OPTION COMMITTEE

The Stock Option Committee of the Board of Directors is comprised of Mr. Ball and Mr. Kalich, neither of whom currently is an executive officer of the Company or receives any compensation from the Company in any capacity other than as a director. Awards under the 1998 Plan are determined by the Stock Option Committee.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee, which is currently comprised of three non-employee directors, is responsible for guiding the Company in the development and implementation of the Company's compensation policies, plans and programs. The intended purposes of these programs are to: (i) promote the interests of the Company and its stockholders by attracting and retaining officers and other key employees of exceptional ability; (ii) maximize the Company's long-term success and investment returns to stockholders; (iii) provide officers and key employees who are important to the Company's sustained growth with a proprietary interest in, and greater incentives to contribute to the success of the Company through ownership of the Company's Common Stock and stock options; and (iv) provide incentives for officers and other key employees which are competitive with those offered by other corporations in the business and geographic areas in which the Company operates. The Compensation Committee reviews and recommends the annual compensation of the Company's executive officers and other members of management, which consists principally of base salary, annual bonuses and stock option grants. The Compensation Committee considers, among other things, compensation statistics for executives of companies that are similar in size and other characteristics to the Company in determining the compensation of its executives. Messrs. Fowler, Weaver, Damian, Trigg and Hacetoglu have entered into employment and/or severance agreements with the Company.

     Base Salary. Base salary is designed to compensate executives and other key employees for individual performance. Such base salaries are intended to (a) take into consideration the relative intrinsic value of the subject executive position to the Company, as measured by the position's scope of responsibility, strategic importance, technological requirements and complexity; (b) competitive salaries; and (c) individual performance. Executives and other key employees may or may not receive annual base salary increases, depending upon performance in the prior year and upon the achievement of individual and corporate performance goals.

     Annual Incentive Awards. Annual incentive awards will be granted under the Incentive Bonus Plan and are based on achieving personal goals and EBITDA targets which have been established by the Board. Meeting such objectives will trigger awards as a percentage of base pay dependent on management level of 10%, 20%, 30% or 50%. Exceeding such targets will increase bonuses subject to maximum payments of 20%, 40%, 60% or 100% depending on management levels. EBITDA results in excess of targets, but below maximum levels, will result in awards calculated linearly between such points.

     Long-term Incentives. Long-term incentives are provided through annual stock option grants to executives, principally through the 1995 and 1998 Plans. Generally, stock options have a term of 10 years and vest ratably over three years. Option exercise prices equal the fair market value of the Common Stock on the date of grant. Incentive stock options are granted to the extent permitted by applicable tax law and options granted in excess of such amounts will be non-qualified options. Outstanding options held by an employee are considered in connection with the award of new options.

     CEO Compensation. Mr. Fowler, the Chief Executive Officer of the Company, is compensated pursuant to the terms of his Employment Agreement with the Company. In developing Mr. Fowler's compensation, the Compensation Committee considered Mr. Fowler's prior performance in senior managerial roles with the Company's electrodes unit, its largest business unit. Mr. Fowler served as President of the Electrodes and Graphite Specialty Products of the Company from March 1995 through March 1997, as Vice President-General Manager, Graphite Electrode Products of the Company from January 1995 through March 1995 and as Vice President-General Manager, Graphite Specialties of the Company from July 1991 to March 1995. The Committee also considered Mr. Fowler's contributions with respect to the Company's significant capital expenditure program, including its modernization plan and his management of the Company in recent periods under difficult business conditions.

     Respectfully Submitted,
     Compensation Committee
     /S/ James R. Ball
     /S/ Paul F. Balser
     /S/ Ronald B. Kalich

DIRECTORS AND OFFICERS LIABILITY INSURANCE

The Company maintains $20 million of insurance under primary and secondary layer policies providing payment either to the Company for indemnification provided to its directors or officers, or directly to its directors and officers, for certain liabilities which the Company's directors and officers may incur in such capacities. The premiums and fees paid under such policies in fiscal 2000 totaled $231,417. Coverage was extended for fiscal 2001 for premiums totaling $224,035. The insurance policies are issued by National Union Fire Insurance Company and Twin City Fire Insurance Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of September 22, 2000 with respect to each stockholder who beneficially owns 5% or more of the Company's outstanding Common Stock. Except as set forth below, each stockholder has sole voting and investment power with respect to all shares shown to be beneficially owned by such stockholder. This information is based upon the latest written report furnished to the Company or filed with the Securities and Exchange Commission by such stockholder on or before September 22, 2000 and may not be current. Common Stock outstanding as of September 22, 2000 was 8,331,342 shares.

                                                               Number of Shares               Percent
Name                                                         Beneficially Owned              of Class
-----------------------------------------------------------------------------------------------------
Southeastern Asset Management, Inc. (1)                               1,740,000                 20.9%
6075 Poplar Avenue, Suite 900
Memphis, Tennessee 38119

James J. Filler                                                         827,600                  9.9
c/o Jefferson Iron & Metal Brokerage Company
P.O. Box 131449
Birmingham, Alabama  35213

Jennison Associates LLC                                                 761,900                  9.1
466 Lexington Avenue
New York, New York 10017

Dimensional Fund Advisors, Inc.                                         524,400                  7.7
1299 Ocean Avenue
Santa Monica, California 90401-1038
======================================================================================================

(1) Shares are owned by Longleaf Partners Small-Cap Fund for which Southeastern Asset Management, Inc. is the investment adviser.

OWNERSHIP OF SECURITIES BY DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN OTHER OFFICERS

The following is a summary of the beneficial ownership of the Company's Common Stock as of September 22, 2000 by the Company's directors, executive officers and by all such officers and directors as a group. Each of the Company's officers and directors can be reached through the Company's corporate offices located at One Gateway Center, 19th Floor, Pittsburgh, PA 15222.

                                                                   Number of Shares       Percentage
Name of Officer or Director                                    Beneficially Owned(1)      of Class(2)
-----------------------------------------------------------------------------------------------------
Officers:
  Walter B. Fowler (3)                                                  206,000                  2.4%
  Ararat Hacetoglu (4)                                                   99,227                  1.2
  Jim J. Trigg (5)                                                       90,915                  1.1
  Stephen D. Weaver (6)                                                  89,403                  1.1
  Walter E. Damian (7)                                                   81,087                  1.0
  Roger Mulvihill                                                         8,000                  0.1
Directors:
  Nicholas T. Kaiser (8)                                                209,400                  2.5
  Paul F. Balser (9)                                                     35,100                  0.4
  James R. Ball (10)                                                     34,100                  0.4
  Ronald B. Kalich (11)                                                  19,100                  0.2
  Robert M. Howe (12)                                                    12,100                  0.1
  Charles E. Slater (13)                                                 10,400                  0.1
All executive officers and directors as a group (12 persons)            894,832                 10.1
=====================================================================================================

(1) Unless otherwise noted, each stockholder has or will have sole voting and investment power with respect to the shares shown.

(2) Shares issuable upon the exercise of Common Stock options were added to the Company's total Common Stock outstanding for purposes of this computation, if applicable.

(3) Number of shares indicated includes 58,000 shares of Common Stock, 78,333 shares of Common Stock issuable upon the exercise of fully vested stock options and 69,667 shares of Common Stock issuable upon the exercise of non-vested stock options.

(4) Number of shares indicated includes 28,227 shares of Common Stock, 35,667 shares of Common Stock issuable upon the exercise of fully vested stock options and 35,333 shares of Common Stock issuable upon the exercise of non-vested stock options.

(5) Number of shares indicated includes 15,915 shares of Common Stock, 39,667 shares of Common Stock issuable upon the exercise of fully vested stock options and 35,333 shares of Common Stock issuable upon the exercise of non-vested stock options.

(6) Number of shares indicated includes 8,403 shares of Common Stock, 37,667 shares of Common Stock issuable upon the exercise of fully vested stock options and 43,333 shares of Common Stock issuable upon the exercise of non-vested stock options.

(7) Number of shares indicated includes 9,587 shares of Common Stock, 37,167 shares of Common Stock issuable upon the exercise of fully vested stock options and 34,333 shares of Common Stock issuable upon the exercise of non-vested stock options.

(8) Number of shares indicated includes 195,000 shares of Common Stock and 14,400 shares of Common Stock issuable upon the exercise of vested stock options.

(9) Number of shares indicated includes 26,000 shares of Common Stock and 9,100 shares of Common Stock issuable upon the exercise of fully vested stock options.

(10) Number of shares indicated includes 25,000 shares of Common Stock and 9,100 shares of Common Stock issuable upon the exercise of fully vested stock options.

(11) Number of shares indicated includes 10,000 shares of Common Stock and 9,100 shares of Common Stock issuable upon the exercise of fully vested stock options.

(12) Number of shares indicated includes 3,000 shares of Common Stock and 9,100 shares of Common Stock issuable upon the exercise of fully vested stock options.

(13) Number of shares indicated includes 3,000 shares of Common Stock and 7,400 shares of Common Stock issuable upon the exercise of vested stock options.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS AND RELATIONSHIPS

Pursuant to an agreement entered into in connection with the Company's initial public offering of Common Stock in September 1995, the Company filed a registration statement under the Securities Act of 1933, as amended (the Securities Act), which became effective in March 1996, with respect to the sale of certain shares of Common Stock held by management stockholders and agreed to keep such registration in effect for at least 36 months. Shares of Common Stock owned by the Company's directors are also covered by such registration statement.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements

     The following consolidated financial statements, including the notes thereto, of the Company and the Report of Independent Accountants set forth on pages 25 through 44 and page 24, respectively, of this Annual Report on Form 10-K, are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

-    Consolidated Balance Sheets as of July 31, 2000 and 1999.

- Consolidated Statements of Operations for the Years Ended July 31, 2000, 1999 and 1998.

- Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2000, 1999 and 1998.

- Consolidated Statements of Cash Flows for the Years Ended July 31, 2000, 1999 and 1998.

- Report of Independent Accountants dated September 8, 2000, except for paragraphs 2 through 5 of Note 6 as to which the date is November 13, 2000.

(a)(2) List of Financial Statement Schedules

The following financial statement schedule of the Company and the Report of Independent Accountants are included on pages 66 and 67, respectively, of this Annual Report on Form 10-K and are incorporated by reference into this Item 14 on Form 10-K:

- Report of Independent Accountants dated September 8, 2000, except for paragraphs 2 through 5 of Note 6 as to which the date is November 13, 2000.

- Schedule II--Valuation and Qualifying Accounts for the Years Ended July 31, 2000, 1999 and 1998.

     All other financial statement schedules are not required, are not applicable or the information called for therein is included elsewhere in the consolidated financial statements or related notes thereto.

(a)(3) List of Exhibits

EXHIBIT NO.                          DESCRIPTION
------------------------------------------------------------------------------

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

10.6* Second Amendment to Revolving Credit and Letter of Credit Issuance Agreement and Waiver between the Company and PNC Bank, N.A. dated April 30, 1998 (incorporated herein by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998, Commission File No. 0-20490)

EXHIBIT NO.                          DESCRIPTION
------------------------------------------------------------------------------

10.7* Third Amendment to the Revolving Credit and Letter of Credit Issuance Agreement and Amendment to Revolving Credit Notes among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated April 30, 1999 (incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999)

10.8* Fourth Amendment to the Revolving Credit and Letter of Credit Issuance Agreement among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated September 8, 1999 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999, Commission File No. 0-20490

10.9* Fifth Amendment to the Revolving Credit and Letter of Credit Issuance Agreement among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated December 10, 1999 (incorporated herein by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999, Commission File No. 0-20490)

10.10* Letter Amendment and Waiver to the Revolving Credit and Letter of Credit Issuance Agreement among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated May 22, 2000 (incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000, Commission File No. 0-20490)

10.11(a) Letter Amendment and Waiver to the Revolving Credit and Letter of Credit Issuance Agreement among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated November 13, 2000

10.11(b) Warrant Agreement between The Carbide/Graphite Group, Inc. and the Warrantholders parties thereto dated November 13, 2000

10.11(c) Form of Warrant, Series A associated with the Warrant Agreement dated November 13, 2000

10.11(d) Form of Warrant, Series B associated with the Warrant Agreement dated November 13, 2000

10.12* Employment Agreement dated September 1, 1999 between the Company and Walter B. Fowler (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999, Commission File No. 0-20490)

10.13 Employment Agreement dated February 1, 2000 between the Company and Stephen D. Weaver

10.14* Separation Agreement dated April 25, 1997 between the Company and Walter E. Damian (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.15*     Separation Agreement dated April 25, 1997 between the Company and Jim
           J. Trigg (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.16* Separation Agreement dated August 11, 1999 between the Company and Ararat Hacetoglu (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999, Commission File No. 0-20490)

10.17* Separation Agreement dated October 6, 1999 between the Company and Michael F. Supon(incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999, Commission File No. 0-20490)

10.18* 1995 Stock-Based Incentive Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 33-31408)

10.19* Amendment to 1995 Stock-Based Incentive Compensation Plan of the Company dated August 26, 1996 (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

EXHIBIT NO.                          DESCRIPTION
------------------------------------------------------------------------------

10.20* Agreement under the 1995 Stock-Based Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.21* Non-Employee Director Stock-Based Incentive Compensation Plan of the Company dated August 26, 1996 (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.22* Incentive Bonus Plan of the Company (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

10.23* Supplemental Executive Savings Plan of the Company (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.24* The 1998 Stock-Based Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.32 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999)

10.25* Replacement Power Agreement between the Power Authority of the State of New York and the Company dated October 17, 1994 (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.26* Acetylene Purchase Agreement dated as of January 1, 1985 between BOC (as predecessor to the Company) and GAF Corporation (incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.27* Amendment to the Acetylene Supply Agreement between Air Products & Chemicals and the Company dated as of October 21, 1994 (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.28* Acetylene Agreement dated January 1, 1975, as amended June 12, 1978 and February 10, 1982, between Airco, Inc. and DuPont (incorporated herein by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, Registration No. 33-91102)

10.29* Agreement between the Company (Carbide Unit), Calvert City, Kentucky, and the Oil, Chemical and Atomic Workers, International Union, AFL-CIO Local 3-556, dated February 1, 1996 (incorporated herein by reference to
        Exhibit 10.38 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.30* Agreement between the Company (Electrode Unit) and International Union of Electrical, Technical Salaried Machine and Furniture Workers, AFL-CIO Local Union 502, dated June 7, 1999 (incorporated herein by reference to
        Exhibit 10.28 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999, Commission File No. 0-20490)

10.31* Agreement by and between the Company (Carbide Division), Louisville, Kentucky Plant, and International Brotherhood of Firemen and Oilers Local No. 320, Affiliated with the AFL-CIO, dated July 1, 1996 (incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1996, Commission File No. 0-20490)

10.32* Agreement between the Company (Electrode Unit) and the Oil, Chemical and Atomic Workers International Union and Local Union Number 8-23516, dated January 25, 1999 (incorporated herein by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999)

10.33* Master Lease between the Company and PNC Leasing Corp. dated January 27, 1997 (incorporated herein by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997, Commission File No. 0-20490)

EXHIBIT NO.                          DESCRIPTION
------------------------------------------------------------------------------

21.1* Subsidiaries and Affiliates of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, Commission File No. 0-20490)

23.1    Consent of Independent Accountants

27.1    Financial Data Schedule

* Exhibit has previously been filed with the Commission and is herein incorporated by reference.

(b) Reports on Form 8-K

The Company did not file any reports on form 8-K for the quarterly period ended July 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

THE CARBIDE/GRAPHITE GROUP, INC.
By:      /s/  Walter B. Fowler
---------------------------------
         (WALTER B. FOWLER)
         President and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 14, 2000.

SIGNATURE                                      TITLE
------------------------------------------------------------------------------------------------------------
            /s/  Walter B. Fowler              Chairman of the Board, President, Chief Executive Officer and
----------------------------------------       Director (Principal Executive Officer)
            (WALTER B. FOWLER)

            /s/  William M. Thalman            Vice President-Treasurer
----------------------------------------       (Principal Financial Officer)
            (WILLIAM M. THALMAN)

            /s/  Jeffrey T. Jones              Vice President-Controller
----------------------------------------       (Principal Accounting Officer)
            (JEFFREY T. JONES)

            /s/  Ararat Hacetoglu              Vice President and General Manager, Carbide Products
----------------------------------------
            (ARARAT HACETOGLU)

            /s/  Stephen D. Weaver             Senior Vice President and General Manager,
----------------------------------------       Electrodes and Graphite Specialty Products
            (STEPHEN D. WEAVER)

            /s/  Jim J. Trigg                  Vice President and General Manager, Seadrift Coke, L.P.
----------------------------------------
            (JIM J. TRIGG)

            /s/  James R. Ball                 Director
----------------------------------------
            (JAMES R. BALL)

            /s/  Paul F. Balser                Director
----------------------------------------
            (PAUL F. BALSER)

            /s/  Robert M. Howe                Director
----------------------------------------
            (ROBERT M. HOWE)

            /s/  Ronald B. Kalich              Director
----------------------------------------
            (RONALD B. KALICH)

            /s/  Nicholas T. Kaiser            Director
----------------------------------------
            (NICHOLAS T. KAISER)

            /s/  Charles E. Slater             Director
----------------------------------------
            (CHARLES E. SLATER)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The Carbide/Graphite Group, Inc.:

Our audits of the consolidated financial statements referred to in our report dated September 8, 2000, except for paragraphs 2 through 5 of Note 6 as to which the date is November 13, 2000 appearing on page 24 of the 2000 Annual Report on Form 10-K of The Carbide/Graphite Group, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania 15219
September 8, 2000, except for
paragraphs 2 through 5 of Note 6
as to which the date is
November 13, 2000

SCHEDULE II

THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended July 31, 2000, 1999 and 1998 (in thousands)

Col. A                                         Col. B            Col. C          Col. D         Col. E         Col. F
----------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                             --------------------------
                                           Balance at
                                            Beginning           Charged      Charged to                    Balance at
                                            of Period        to Expense  Other Accounts    Deductions*  End of Period
----------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
   Year Ended July 31, 2000                    $  819              $301              --          $ 143         $  977
   Year Ended July 31, 1999                     2,025               120              --          1,326            819
   Year Ended July 31, 1998                     2,029                --              --             (4)         2,025
======================================================================================================================

* Represents uncollectible accounts written off and recoveries of customer accounts previously reserved for.