Form 10-Q
period 2000-10-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 2000-12-15
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER -- 0-20490

                                ----------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No ____

As of the close of business on December 15, 2000, there were 8,331,342 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q

    ITEM                                     DESCRIPTION                                  PAGE
-------------     ------------------------------------------------------------------    ----------

                  PART I

     1            Index to Financial Statements ...................................             2

     2            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ........................            16

     3            Quantitative and Qualitative Disclosure
                       About Market Risk...........................................            21

                  PART II

     1            Legal Proceedings ...............................................            22

     2            Changes in Securities and Use of Proceeds .......................             *

     3            Defaults Upon Senior Securities .................................             *

     4            Submission of Matters to a Vote of Security Holders .............             *

     5            Other Information ...............................................             *

     6            Index to Exhibits and Reports on Form 8-K .......................            25


                  Signatures ......................................................            26

-----------
* Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                   INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                 DESCRIPTION                                              PAGE
------------------------------------------------------------------------------------    ----------


Condensed Consolidated Balance Sheets
     as of October 31, 2000 and July 31, 2000 ....................................          3

Unaudited Consolidated Statements of Operations
     for the Quarters Ended October 31, 2000 and 1999 ............................          4

Unaudited Consolidated Statement of Stockholders' Equity
     for the Quarter Ended October 31, 2000 ......................................          5

Unaudited Consolidated Statements of Cash Flows for the
     Quarters Ended October 31, 2000 and 1999 ....................................          6

Footnotes to Unaudited Condensed Consolidated Financial Statements ...............          7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of October 31, 2000 and July 31, 2000
                    (in thousands, except share information)


                                                                           October 31,          July 31,
                                                                             2000                 2000*
                                                                           ---------           ---------
                                                                                   (Unaudited)
                                   ASSETS

Current assets:
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $1,037 at October 31 and $977 at July 31 ......         $  39,059           $  40,775
    Inventories (Note 2) .........................................            64,162              66,575
    Income taxes receivable ......................................                --               4,299
    Deferred income taxes ........................................             3,587               3,999
    Fair value of derivative financial instruments (Note 1) ......             2,725                  --
    Other current assets .........................................             3,210               2,787
                                                                           ---------           ---------
        Total current assets .....................................           112,743             118,435
Property, plant and equipment, net ...............................           123,597             124,910
Deferred income taxes ............................................               588                  --
Other assets .....................................................             7,162               7,149
                                                                           ---------           ---------
            Total assets .........................................         $ 244,090           $ 250,494
                                                                           =========           =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued expenses:
      Overdrafts .................................................         $   2,175           $   1,236
      Accounts payable, trade ....................................            21,703              24,148
      Antitrust claims reserve (Note 4) ..........................             2,789               2,857
      Other current liabilities ..................................            15,519              17,418
                                                                           ---------           ---------
        Total current liabilities ................................            42,186              45,659
Long-term debt (Note 5) ..........................................           119,000             120,800
Deferred income taxes ............................................                --                 229
Other liabilities ................................................            12,275              12,336
                                                                           ---------           ---------
          Total liabilities ......................................           173,461             179,024
                                                                           ---------           ---------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares authorized                 --                  --
    Common stock, $0.01 par value; 18,000,000 shares authorized;
     shares issued:  9,955,542 at October 31 and  July 31;
     shares outstanding:  8,331,342 at October 31 and July 31 ....                99                  99
    Additional paid-in capital, net of $1,398 equity issue costs..            36,712              36,712
    Retained earnings ............................................            44,019              45,866
    Other comprehensive income ...................................             1,006                  --
    Treasury stock ...............................................           (11,207)            (11,207)
                                                                           ---------           ---------
           Total stockholders' equity ............................            70,629              71,470
                                                                           ---------           ---------
            Total liabilities and stockholders' equity ...........         $ 244,090           $ 250,494
                                                                           =========           =========

--------------
*  Summarized from audited fiscal 2000 balance sheet.

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the quarters ended October 31, 2000 and 1999
                 (in thousands, except share and per share data)


                                                                 Quarter Ended October 31,
                                                             --------------------------------
                                                                2000                  1999
                                                             ----------            ----------
                                                                       (Unaudited)
Net sales ........................................           $   49,179            $   51,123
Operating costs and expenses:
    Cost of goods sold ...........................               47,029                44,703
    Selling, general and administrative ..........                3,074                 2,980
                                                             ----------            ----------
        Operating income (loss) ..................                 (924)                3,440
Other costs and expenses:
    Interest expense, net ........................                3,094                 2,092
    Other income (Note 1) ........................               (1,177)                   --
                                                             ----------            ----------
        Income (loss) before income taxes ........               (2,841)                1,348
Provision for (benefit from) income taxes (Note 3)                 (994)                  456
                                                             ----------            ----------
        Net income (loss) ........................              ($1,847)           $      892
                                                             ==========            ==========

Earnings per share information (Note 1):
Weighted average common shares outstanding .......            8,331,342             8,337,842
                                                             ----------            ----------
Weighted average common and
  common equivalent shares outstanding ...........                   --             8,351,807
                                                             ----------            ----------

Net income (loss):
  Basic ..........................................               ($0.22)           $     0.11
                                                             ==========            ==========
  Diluted ........................................               ($0.22)           $     0.11
                                                             ==========            ==========

               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     for the quarter ended October 31, 2000
                      (in thousands, except share amounts)


                                               Common Stock            Additional                    Other           Other
                                           ----------------------       Paid-In       Retained   Comprehensive   Stockholders'
                                           Shares          Amount       Capital       Earnings       Income      Equity Items
                                           ------          ------       -------       --------       ------      ------------
Balance at July 31, 2000 * ..........      9,955,542        $  99        $36,712       $45,866           --       ($11,207)

Cumulative effect of change in
  accounting principle, net of tax
  of $808 (Note 1) ..................                                                            $    1,501
Net change in other
  comprehensive income related
  to hedging activities (Note 1) ....                                                                  (495)
Net loss ............................                                                   (1,847)
                                          ----------        -----        -------       -------       ------       --------

Balance at October 31,
  2000 (Unaudited) ..................      9,955,542        $  99        $36,712       $44,019       $1,006       ($11,207)
                                          ==========        =====        =======       =======       ======       ========

-----------
*  Summarized from audited fiscal year 2000 statement of stockholders' equity.














               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the quarters ended October 31, 2000 and 1999
                                 (in thousands)


                                                                      Quarter Ended October 31,
                                                                     ---------------------------
                                                                       2000                1999
                                                                     --------           --------
                                                                            (Unaudited)
Net income (loss) .........................................          ($ 1,847)          $    892
Adjustments for noncash transactions:
  Depreciation and amortization ...........................             4,041              4,947
  Amortization of debt issuance costs .....................                90                 53
  Amortization of intangible assets .......................                12                 13
  Adjustments to deferred taxes ...........................              (947)                --
  Other ...................................................            (1,177)                --
Increase (decrease) in cash from changes in:

  Accounts receivable .....................................             1,656             (2,738)
  Inventories .............................................             2,413             (1,712)
  Income taxes ............................................             4,299              7,267
  Other current assets ....................................              (423)               714
  Accounts payable and accrued expenses ...................            (4,412)            (9,914)
  Net change in other non-current assets and liabilities ..              (116)              (337)
                                                                     --------           --------
      Net cash provided by (used for) operations ..........             3,589               (815)
                                                                     --------           --------

Investing activities:
  Capital expenditures ....................................            (2,728)            (3,118)
                                                                     --------           --------
      Net cash used for investing activities ..............            (2,728)            (3,118)
                                                                     --------           --------

Financing activities:
  Funds from revolving credit facility ....................            22,050             21,500
  Repayments on revolving credit facility .................           (23,850)           (18,800)
  Other ...................................................               939              1,233
                                                                     --------           --------
       Net cash provided by (used for) financing activities              (861)             3,933
                                                                     --------           --------

Net change in cash and cash equivalents ...................                --                 --
Cash and cash equivalents, beginning of period ............                --                 --
                                                                     --------           --------
Cash and cash equivalents, end of period ..................                --                 --
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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         The Carbide/Graphite Group, Inc. and Subsidiaries herein are referenced as the "Company." The Company's current fiscal year ends July 31, 2001.


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM ACCOUNTING

         The Company's Annual Report on Form 10-K for its fiscal year ended July 31, 2000 includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of significant accounting policies followed by the Company in preparation of its consolidated financial statements and should be read in conjunction with this quarterly report on Form 10-Q. These policies were also followed in preparing the Unaudited Condensed Consolidated Financial Statements included herein. The 2000 year-end consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net loss for the quarter ended October 31, 2000 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following table provides a reconciliation of the income (loss) and share amounts for the basic and diluted earnings per share computations for income (loss) from operations for the quarters ended October 31, 2000 and 1999 (dollar amounts in thousands):


                                                        For the quarters ended October 31,
                                   ----------------------------------------------------------------------
                                                2000                                  1999
                                   ----------------------------------      ------------------------------
                                                                Per                                 Per
                                    Income                     Share       Income                  Share
                                    (Loss)       Shares        Amount      (Loss)     Shares       Amount
                                    ------       ------        ------      ------     ------       ------
Basic earnings per share .......   ($1,847)     8,331,342     ($0.22)       $892     8,337,842     $0.11
                                                              ======                               =====
Effect of dilutive securities:
  Options for common stock .....        --             --                     --        13,965
                                   -------      ---------                   ----     ---------
Diluted earnings per share .....   ($1,847)     8,331,342     ($0.22)       $892     8,351,807     $0.11
                                   =======      =========     ======        ====     =========     =====


         Since the Company's results were a net loss for the quarter ended October 31, 2000, common equivalent shares were excluded from the diluted earnings per share computation for the period as their effect would have been anti-dilutive.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) #133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS #133 resulted in a net of tax transition gain of $1.5 million recorded by the Company as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives. The Company's derivatives consist of foreign exchange forward contracts, oil futures and swap contracts and interest rate caps and swap contracts; all were designated as cash-flow hedges at adoption. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

         During the quarter ended October 31, 2000, the Company recognized $1.2 million in other income in the consolidated statement of operations related to the accounting for its derivatives under SFAS #133. Of the $1.2 million in income, $1.1 million was associated with interest rate derivatives which no longer qualified for hedge accounting under SFAS #133 as a result of an amendment to the Company's revolving credit facility (See note 5). The remaining $0.1 million was the ineffective portion of oil derivatives outstanding as of October 31, 2000. Based on forward foreign exchange rates and oil commodity pricing and the maturity of the Company's derivative financial instruments, the Company expects to recognize the $1.0 million net gain currently deferred in accumulated other comprehensive income into its results of operations over the next twelve months.

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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


COMPREHENSIVE INCOME

         Comprehensive income (loss) for the fiscal quarters ended October 31, 2000 and 1999 included the following (in thousands):


                                                      Fiscal Quarters Ended
                                                           October 31,
                                                     ----------------------
                                                       2000           1999
                                                      ------          ----

  Net income (loss)  ..........................      ($1,847)         $892
  Cumulative effect of change in
    accounting principle, net of tax  .........        1,501            --
  Increase in unrealized gain on
    derivatives accounted for as
    cash flow hedges, net of tax  .............          613            --
  Reclassification of gains associated
    with matured derivatives, net of tax  .....         (425)           --
  Reclassification of gains associated
    with discontinued cash flow hedges,
    net of tax  ...............................         (683)           --
                                                      ------          ----
      Comprehensive income (loss)  ............        ($841)         $892
                                                      ======          ====

         Components of accumulated other comprehensive income as of October 31, 2000 and July 31, 2000 included the following (in thousands):


                                                      October 31,    July 31,
                                                         2000          2000
                                                        ------       -------

   Unrealized gain on derivatives
     accounted for as cash flow hedges,
     net of tax  ...............................        $1,006           --
                                                        ------       -------
       Other comprehensive income  .............        $1,006           --
                                                        ======       =======

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED



2.       INVENTORIES:

         Inventories consisted of the following (in thousands):


                                                                  October 31,       July 31,
                                                                     2000             2000
                                                                   --------        --------
                Finished goods  .............................      $ 16,809         $18,907
                Work in process  ............................        36,306          34,602
                Raw materials  ..............................        14,433          16,747
                                                                   --------        --------
                                                                     67,548          70,256
                LIFO reserve  ...............................       (14,631)        (14,749)
                                                                   --------        --------
                                                                     52,917          55,507
                Supplies  ...................................        11,245          11,068
                                                                   --------        --------
                                                                   $ 64,162        $ 66,575
                                                                   ========        ========


3. INCOME TAXES:

         The provision for (benefit from) income taxes for the quarters ended October 31, 2000 and 1999 are summarized by the following effective tax rate reconciliations:


                                                                  Quarter ended October 31,
                                                                  -------------------------
                                                                     2000              1999
                                                                     ----              ----
                Federal statutory tax rate  ..................      (35.0%)            35.0%
                Effect of:
                     State taxes, net of federal benefit  ....        1.4               1.4
                     Foreign sales corporation benefit  ......       (1.6)             (1.6)
                     Other  ..................................        0.2              (1.0)
                                                                   ------             -----
                       Effective tax rate  ...................      (35.0%)            33.8%
                                                                   ------             -----


         The income tax provision for the quarter ended October 31, 2000 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2001. Management believes that the net deferred tax asset as of October 31, 2000 will be realized through reductions to future taxable income.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of October 31, 2000, $42.2 million in antitrust settlements and costs have been paid.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


         The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of October 31, 2000. As of October 31, 2000, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

5. LONG-TERM DEBT:

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998 (the Tender), the Company entered into an agreement with a consortium of banks led by PNC Bank (the Bank Group) for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). The Company and the Bank Group reduced the amount available under the 1997 Revolving Credit Facility to $135.0 million as of July 31, 2000. As of October 31, 2000, the Company had $10.2 million in availability under the 1997 Revolving Credit Facility. Borrowings outstanding were $119.0 million and letters of credit were $5.8 million as of October 31, 2000. The 1997 Revolving Credit Facility is collateralized with the Company's receivables, inventory and property, plant and equipment.

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

         As a result of the Amendment and Waiver, the commitment under the 1997 Revolving Credit Facility will be reduced by $0.5 million per month beginning on April 1, 2001. In addition, the Company has agreed to

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


further reduce the commitment under the 1997 Revolving Credit Facility by an amount equal to the amount by which the Company's accounts receivable and inventory in total fall below certain thresholds, as more fully described in the Amendment and Waiver. Also, the commitment under the 1997 Revolving Credit Facility will be reduced by two-thirds of any indemnity reimbursements received by the Company from BOC related to the installation of a sulfur dioxide air emissions scrubbing unit at the Company's St. Marys, Pennsylvania facility. During the waiver period, the Company is restricted from issuing any equity (other than preferred share purchase rights) in the Company unless 100% of the net proceeds of any such issuance is used to repay and reduce the commitment under the 1997 Revolving Credit Facility. Any reduction in commitment arising as a result of these provisions is credited toward the $50 million reduction in commitment required to avoid the vesting of the warrants as outlined above.

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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS -- CONTINUED


7. SEGMENT INFORMATION:

         Information about the Company's reportable segments as of October 31 and July 31, 2000 and for the quarters ended October 31, 2000 and 1999 follows (amounts in thousands):


                                                                                       Quarter Ended October 31,
                                                                                     ------------------------------
                                                                                        2000                 1999
                                                                                      --------             --------
Net sales to customers:
  Graphite electrode products  ..........................................             $ 36,590             $ 39,654
  Calcium carbide products  .............................................               12,589               11,469
                                                                                      --------             --------
    Total net sales to customers  .......................................               49,179               51,123
                                                                                      --------             --------
Intersegment sales, at prevailing market prices:
  Graphite electrode products  ..........................................                   23                   24
  Eliminations  .........................................................                  (23)                 (24)
                                                                                      --------             --------
    Total net sales  ....................................................             $ 49,179             $ 51,123
                                                                                      ========             ========

Operating income (loss):
  Graphite electrode products ...........................................                ($652)            $  3,676
  Calcium carbide products  .............................................                  890                  862
  Unallocated corporate expenses  .......................................               (1,162)              (1,098)
                                                                                      --------             ---------
    Operating income (loss)  ............................................                ($924)            $  3,440
                                                                                      ========             =========

Depreciation and amortization:
  Graphite electrode products   .........................................             $  3,646             $  4,507
  Calcium carbide products  .............................................                  384                  411
  Unallocated corporate  ................................................                   23                   42
                                                                                      --------             --------
    Total depreciation and amortization  ................................             $  4,053             $  4,960
                                                                                      ========             ========

EBITDA: (a)
  Graphite electrode products   .........................................             $  3,121             $  8,183
  Calcium carbide products  .............................................                1,274                1,273
  Unallocated corporate  ................................................               (1,139)              (1,056)
                                                                                      --------             --------
    Total EBITDA  .......................................................             $  3,256             $  8,400
                                                                                      ========             ========

                                                                                     October 31,           July 31,
                                                                                        2000                 2000
                                                                                      --------             ---------
Total assets:
  Graphite electrode products   .........................................             $209,895             $213,273
  Calcium carbide products  .............................................               24,479               24,689
  Corporate assets  .....................................................               10,899               12,532
                                                                                      --------             --------
    Total assets  .......................................................             $245,273             $250,494
                                                                                      ========             ========

(a) EBITDA is defined as operating income (loss) before depreciation and amortization and unusual, non-recurring items included in operating income
     (loss). EBITDA also includes any income or expense associated with hedging ineffectiveness. EBITDA is not presented as a measure of operating results under generally accepted accounting principles. However, management believes that EBITDA is an appropriate measure of the Company's ability to service its cash requirements. EBITDA is an important measure in assessing the performance of the Company's business segments.

PART I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE FISCAL FIRST QUARTER ENDED OCTOBER 31, 2000 VERSUS 1999

         The following table sets forth certain financial information for the quarters ended October 31, 2000 and 1999 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-Q:


                                                             Quarter Ended October 31,
                                                            ---------------------------
                                                             2000               1999
                                                            -------           ---------
                                                                    (Unaudited)
Net sales:
    Graphite electrode products ..................          $36,590           $  39,654
    Calcium carbide products .....................           12,589              11,469
                                                            -------           ---------
          Total net sales ........................          $49,179           $  51,123
                                                            =======           =========

Percentage of net sales:
    Graphite electrode products ..................             74.4%               77.6%
    Calcium carbide products .....................             25.6                22.4
                                                            -------           ---------
          Total net sales ........................            100.0%              100.0%
                                                            =======           =========

Gross profit as a percentage of segment net sales:
    Graphite electrode products ..................              2.0%               12.7%
    Calcium carbide products .....................             11.2                12.0

Percentage of total net sales:
    Total gross profit ...........................              4.4%               12.6%
    Selling, general and administrative ..........              6.3                 5.8
    Operating income (loss) ......................             (1.9)                6.7
    Net income (loss) ............................             (3.8)                1.7


                                  ------------


         Net sales for the quarter ended October 31, 2000 were $49.2 million versus $51.1 million in the prior year comparable quarter, a 15.8% decrease. Graphite electrode product sales decreased 7.7% from the prior year comparable quarter to $36.6 million, while calcium carbide product sales increased 9.8% to $12.6 million.

         Within the graphite electrode products segment, graphite electrode net sales were $26.1 million, a 14.4% decrease resulting from an 8.0% decrease in electrode shipments and a 7.0% decrease in average electrode prices. Graphite electrode shipments totaled 24.6 million pounds versus 26.8 million pounds in last year's first quarter. In response to weakness in steel production within certain regions of the global economy, coupled with the negative impact of the strong U.S. dollar relative to net price realizations on electrode sales denominated in foreign currencies, the Company implemented a plan to steadily reduce graphite electrode production capacity over the last several quarters. As of October 2000, the Company's graphite electrode production rate was 90 to 95 million pounds per annum. This production plan contemplates operating the Company's most efficient, cost-effective electrode production facilities. Operating at this lower production level should improve cash flow and will allow the Company to concentrate selling efforts in North America where the net price realizations are the most attractive. Such reduced production levels contributed to the lower levels of shipments experienced during the fiscal quarter ended October 31, 2000 versus last year's comparable quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended October 31, 2000 were 51.5% and 48.5%, respectively, versus 54.6% and 45.4%, respectively, in last year's first quarter. Domestic graphite electrode prices decreased 4.0% in the current quarter as compared to last year's first quarter as a result of increased price competition. Average foreign electrode prices deceased 9.1% in the current quarter versus last year's first quarter primarily due to the continued strength of the U.S. dollar against the Euro. Needle coke sales were $5.7 million versus $4.8 million a year ago, with the increase resulting from a 19.1% increase in needle coke shipments. Needle coke prices declined approximately 1.4%. As a result of the significant rise in oil costs experienced over the last several quarters, the Company expects to achieve increased price realizations for needle coke beginning in calendar 2001. Graphite specialty product sales during the quarter ended October 31, 2000 were $4.8 million versus $4.3 million in the prior year comparable quarter, with the increase due to higher bulk graphite sales volumes.

         Within the calcium carbide products segment, acetylene sales (which includes pipeline acetylene and calcium carbide for fuel gas applications) increased 21.3% to $6.7 million for the quarter ended October 31, 2000. The increase was due primarily to improved pipeline acetylene sales volumes. Sales of calcium carbide for metallurgical applications were flat at $4.5 million. All other calcium carbide product sales were flat at $1.4 million.

         Gross profit as a percentage of graphite electrode product sales for the quarter ended October 31, 2000 was 2.0% versus 12.7% in the prior year comparable quarter. The decrease in the gross margin was primarily the result of higher decant oil costs experienced during the current quarter, coupled with lower sales of graphite electrodes. The cost of decant oil, the principle raw material in the production of needle coke, increased approximately 59% during the fiscal quarter ended October 31, 2000 versus last year's comparable quarter. This unfavorable trend in feedstock costs negatively impacted graphite electrode products' gross profits by approximately $2.5 million during the current quarter. In addition, the cost of natural gas, a major energy input for the production of graphite electrodes, has increased significantly over the past several quarters, contributing to the lower gross profit margin. Gross profit as a percentage of calcium carbide product sales for the quarter ended October 31, 2000 was 11.2% versus 12.0% in last year's comparable quarter, with the decline due primarily to lower average selling prices for pipeline acetylene sales.

         Selling, general and administrative expenses for the quarter ended October 31, 2000 were $3.1 million versus $3.0 million in last year's comparable quarter, with the increase due primarily to increased outside consulting services during the current fiscal quarter.

         Net interest expense for the quarter ended October 31, 2000 was $3.1 million versus $2.1 million in last year's comparable quarter. Net interest expense in both fiscal quarters includes interest expense, amortization and fees associated with the Company's revolving credit facility.

         Other income for the quarter ended October 31, 2000 included $1.2 million associated with the accounting for the Company's derivative financial instruments. See "Recently Issued Accounting Pronouncements" below.

         The income tax provision for the quarter ended October 31, 2000 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2001. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) #133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS #133 resulted in a net of tax transition gain of $1.5 million recorded by the Company as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives. The Company's derivatives consist of foreign exchange forward contracts, oil futures and swap contracts and interest rate caps and swap contracts; all were designated as cash-flow hedges at adoption. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

         During the quarter ended October 31, 2000, the Company recognized $1.2 million in other income in the consolidated statement of operations related to the accounting for its derivatives under SFAS #133. Of the $1.2 million in income, $1.1 million was associated with interest rate derivatives which no longer qualified for hedge accounting under SFAS #133 as a result of an amendment to the Company's revolving credit facility (See note 5). The remaining $0.1 million was the ineffective portion of oil derivatives outstanding as of October 31, 2000. Based on forward foreign exchange rates and oil commodity pricing and the maturity of the Company's derivative financial instruments, the Company expects to recognize the $1.0 million net gain currently deferred in accumulated other comprehensive income into its results of operations over the next twelve months.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs are primarily for capital expenditures, working capital (including antitrust settlements) and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects. The Company currently estimates that it will spend approximately $12 million in capital improvements during its fiscal year ending July 31, 2001. This projection includes $1.6 million for a hydrodesulfurization (HDS) project for the Company's needle coke affiliate, Seadrift Coke, L.P (Seadrift). The HDS project in total is expected to cost approximately $30 million, $3.5 million of which has been spent as of July 31, 2000. The implementation of the HDS project is contingent upon securing adequate financing to fund the remaining costs of the project. The capital spending forecast also includes $4.0 million for an air emissions scrubbing unit for the Company's St. Marys, PA production facility. The Company believes that certain costs are subject to reimbursement under an environmental indemnity agreement with its former owner, The BOC Group, plc. In addition, the increased price of decant oil (a major raw material for Seadrift) has also resulted in an increased working capital requirement for this raw material.

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998 (the Tender), the Company entered into an agreement with a consortium of banks led by PNC Bank (the Bank Group) for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). The Company and the Bank Group reduced the amount available under the 1997 Revolving Credit Facility to $135.0 million as of July 31, 2000. As of October 31, 2000, the Company had $10.2 million in availability under the 1997 Revolving Credit Facility. Borrowings outstanding were $119.0 million and letters of credit were $5.8 million as of October 31, 2000. The 1997 Revolving Credit Facility is collateralized with the Company's receivables, inventory and property, plant and equipment.

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

         As a result of the Amendment and Waiver, the commitment under the 1997 Revolving Credit Facility will be reduced by $0.5 million per month beginning on April 1, 2001. In addition, the Company has agreed to further reduce the commitment under the 1997 Revolving Credit Facility by an amount equal to the amount by which the Company's accounts receivable and inventory in total fall below certain thresholds, as more fully described in the Amendment and Waiver. Also, the commitment under the 1997 Revolving Credit Facility will be reduced by two-thirds of any indemnity reimbursements received by the Company from BOC related to the installation of a sulfur dioxide air emissions scrubbing unit at the Company's St. Marys, Pennsylvania facility. During the waiver period, the Company is restricted from issuing any equity (other than preferred share purchase rights) in the Company unless 100% of the net proceeds of any such issuance is used to repay and reduce the commitment under the 1997 Revolving Credit Facility. Any reduction in commitment arising as a result of these provisions is credited toward the $50 million reduction in commitment required to avoid the vesting of the warrants as outlined above.

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


CASH FLOW INFORMATION

         Cash flow provided by operations for the quarter ended October 31, 2000 was $3.6 million. Cash inflows from net loss plus non-cash items of $1.3 million were further increased by $2.3 million in net cash inflows from changes in working capital items. Cash inflows from working capital items included $1.7 million for accounts receivable, $2.4 million for inventory and $4.3 million for income taxes. Cash outflows from working capital items included $1.6 million from other current assets and $4.4 million from accounts payable and accrued expenses. Net interest payments during the quarter totaled $3.6 million. Antitrust settlement payments totaled $0.1 million.

         Investing activities for the quarter ended October 31, 2000 included capital expenditures of $2.7 million. Cash flow used for financing activities for the quarter ended October 31, 2000 was $0.9 million, including $1.8 million for net repayment of borrowings under the 1997 Revolving Credit Facility.


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


FORWARD-LOOKING STATEMENTS

         This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors that could affect actual future results include the developments relating to the antitrust investigations by the Department of Justice, the antitrust enforcement authorities of the European Union or related civil lawsuits as well as the assertion of other claims relating to such investigations or lawsuits or the subject matter thereof, including an adverse final determination in pending litigation as to the right of foreign purchases to relief under U.S. antitrust laws. While the Company believes that its Antitrust Reserve is adequate, there can be no assurance that agreements in principle will be finalized or that future developments or other factors might not adversely affect current estimates. Such factors also include the possibility that forecasted demand or prices for the Company's products may not occur or continue, changing economic and competitive conditions (including currency exchange rate and commodity pricing fluctuations), technological risks and other risks, costs and delays associated with the start-up and operation of major capital projects, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.


Item 3


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the quarter ended October 31, 2000 which would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of October 31, 2000, $42.2 million in antitrust settlements and costs have been paid.

         The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of October 31, 2000. As of October 31, 2000, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II

Item 6


EXHIBITS AND REPORTS ON FORM 8-K



A. INDEX TO EXHIBITS

   None.


B. REPORTS ON FORM 8-K

   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on December 15, 2000.


       SIGNATURE                                    TITLE
--------------------------------------------------------------------------------


   /S/ WALTER B. FOWLER             CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
------------------------------      OFFICER)
     (WALTER B. FOWLER)

   /S/ WILLIAM M. THALMAN           VICE PRESIDENT - TREASURER
------------------------------      (PRINCIPAL FINANCIAL OFFICER)
    (WILLIAM M. THALMAN)

   /S/ JEFFREY T. JONES             VICE PRESIDENT - CONTROLLER - CORPORATE
------------------------------      FINANCE (PRINCIPAL ACCOUNTING OFFICER)
     (JEFFREY T. JONES)


   /S/ STEPHEN D. WEAVER            SENIOR VICE PRESIDENT AND GENERAL MANAGER,
------------------------------      ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
    (STEPHEN D. WEAVER)


   /S/ ARARAT HACETOGLU             VICE PRESIDENT AND GENERAL MANAGER,
------------------------------      CARBIDE PRODUCTS
     (ARARAT HACETOGLU)


   /S/ JIM J. TRIGG                 VICE PRESIDENT AND GENERAL MANAGER,
------------------------------      SEADRIFT COKE, L.P.
       (JIM J. TRIGG)