Form 10-Q
period 2001-01-31
CARBIDE GRAPHITE GROUP INC /DE/
filed 2001-03-26
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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


                         One Gateway Center, 19th Floor
                              Pittsburgh, PA 15222
                                 (412) 562-3700
                        (Address, including zip code, and
                     telephone number, including area code,
                         of principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       ------

As of the close of business on March 16, 2001, there were 8,331,342 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q


   ITEM                                     DESCRIPTION                                  PAGE
 ---------    ----------------------------------------------------------------         ---------
              PART I

      1       Index to Financial Statements ...................................            2

      2       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ........................           17

      3       Quantitative and Qualitative Disclosure
                   About Market Risk ..........................................           23


              PART II

      1       Legal Proceedings ...............................................           24

      2       Changes in Securities ...........................................            *

      3       Defaults Upon Senior Securities .................................            *

      4       Submission of Matters to a Vote of Security Holders .............            *

      5       Other Information ...............................................            *

      6       Index to Exhibits and Reports on Form 8-K .......................           27

              Signatures ......................................................           28


--------------
* Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1


                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Condensed Consolidated Balance Sheets
     as of January 31, 2001 and July 31, 2000 ........................................     3

Unaudited Condensed Consolidated Statements of Operations
     for the Quarters and Six Months Ended January 31, 2001 and 2000 .................     4

Unaudited Condensed Consolidated Statement of Stockholders' Equity
     for the Six Months Ended January 31, 2001 .......................................     5

Unaudited Condensed Consolidated Statements of Cash Flows
     for the Quarters and Six Months Ended January 31, 2001 and 2000 .................     6

Footnotes to Unaudited Condensed Consolidated Financial Statements ...................     7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of January 31, 2001 and July 31, 2000
                    (in thousands, except share information)



                                                                                    January 31,        July 31,
                                                                                       2001              2000 *
                                                                                   ------------       -----------
                                                                                    (Unaudited)
                                   ASSETS
Current assets:
    Accounts receivable -- trade, net of allowance for doubtful
        accounts:  $1,097 at January 31 and $977 at July 31 .................        $  35,441         $  40,775
    Inventories (Note 2) ....................................................           65,075            66,575
    Income taxes receivable .................................................               --             4,299
    Deferred income taxes ...................................................            3,587             3,999
    Fair value of derivative financial instruments (Note 1) .................              753                --
    Other current assets ....................................................            3,778             2,787
                                                                                     ---------         ---------
        Total current assets ................................................          108,634           118,435
Property, plant and equipment, net ..........................................          121,830           124,910
Deferred income taxes .......................................................            4,712                --
Other assets ................................................................            7,777             7,149
                                                                                     ---------         ---------
            Total assets ....................................................        $ 242,953         $ 250,494
                                                                                     =========         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Overdrafts ............................................................        $   2,604         $   1,236
      Accounts payable, trade ...............................................           20,031            24,148
      Antitrust claims reserve (Note 4) .....................................            2,747             2,857
      Income taxes payable ..................................................            1,639                --
      Other current liabilities .............................................           12,716            17,418
                                                                                     ---------         ---------
        Total current liabilities ...........................................           39,737            45,659
Long-term debt (Note 5) .....................................................          123,137           120,800
Deferred income taxes .......................................................               --               229
Other liabilities ...........................................................           12,305            12,336
                                                                                     ---------         ---------
          Total liabilities .................................................          175,179           179,024
                                                                                     ---------         ---------
Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares authorized ...........               --                --
    Common stock, $0.01 par value; 18,000,000 shares authorized;
     shares issued:  9,955,542 at January 31 and  July 31;
     shares outstanding:  8,331,342 at January 31 and July 31 ...............               99                99
    Additional paid-in capital, net of $1,398 equity issue costs ............           36,712            36,712
    Retained earnings .......................................................           40,415            45,866
    Common stock to be issued under warrants (Note 5) .......................            1,604                --
    Other comprehensive income ..............................................              151                --
    Treasury stock ..........................................................          (11,207)          (11,207)
                                                                                     ---------         ---------
           Total stockholders' equity .......................................           67,774            71,470
                                                                                     ---------         ---------
            Total liabilities and stockholders' equity ......................        $ 242,953         $ 250,494
                                                                                     =========         =========

* Condensed from audited fiscal 2000 balance sheet.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        for the quarters and six months ended January 31, 2001 and 2000
                (in thousands, except share and per share data)


                                                            Quarter Ended January 31,           Six Months Ended January 31,
                                                      -----------------------------------     --------------------------------
                                                           2001                2000                2001                2000
                                                      --------------      ---------------     --------------      -------------
                                                                  (Unaudited)                             (Unaudited)
Net sales ....................................        $    47,798         $    53,634         $    96,977         $   104,757
Operating costs and expenses:
    Cost of goods sold (Note 2) ..............             45,248              54,942              92,277              99,645
    Selling, general and administrative ......              2,853               3,243               5,927               6,223
                                                      -----------         -----------         -----------         -----------
        Operating income (loss) ..............               (303)             (4,551)             (1,227)             (1,111)
Other costs and expenses:
    Interest expense, net (including $1,604 in
      non-cash warrant amortization in the
      quarter and six months ended
      January 31, 2001) (Note 5) .............              5,142               2,459               8,236               4,551
    Other expense (income) (Note 1) ..........                182                  --                (995)                 --
                                                      -----------         -----------         -----------         -----------
        Income (loss) before income taxes ....             (5,627)             (7,010)             (8,468)             (5,662)
Benefit from taxes (Note 3) ..................             (2,023)             (2,454)             (3,017)             (1,998)
                                                      -----------         -----------         -----------         -----------
        Net income (loss) ....................        $    (3,604)        $    (4,556)        $    (5,451)        $    (3,664)
                                                      ===========         ===========         ===========         ===========


Earnings per share information (Note 1):
Weighted average common shares
  outstanding ................................          8,331,342           8,314,509           8,331,342           8,326,175
                                                      -----------         -----------         -----------         -----------
Weighted average common and common
  equivalent shares outstanding ..............                 --                  --                  --                  --
                                                      -----------         -----------         -----------         -----------


Net income (loss):
    Basic ....................................        $     (0.43)        $     (0.55)        $     (0.65)        $     (0.44)
                                                      ===========         ===========         ===========         ===========
    Diluted ..................................        $     (0.43)        $     (0.55)        $     (0.65)        $     (0.44)
                                                      ===========         ===========         ===========         ===========


               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   for the six months ended January 31, 2001
                      (in thousands, except share amounts)


                                            Common Stock           Additional                      Other           Other
                                       ------------------------     Paid-In       Retained     Comprehensive   Stockholders'
                                         Shares           Amount    Capital       Earnings         Income       Equity Items
                                         ------           ------    -------       --------         ------       ------------
Balance at July 31, 2000 *..........     9,955,542         $99      $36,712        $45,866             --        $(11,207)
Cumulative effect of change in
  accounting principle, net of tax
  of $808 (Note 1)  ...............                                                               $ 1,501
Net change in other
  comprehensive income related
  to hedging activities (Note 1)...                                                                (1,350)
Warrant amortization (Note 5)  ....                                                                                 1,604
Net loss  .........................                                                 (5,451)
                                        ----------         ---      -------        -------        -------        --------

Balance at January 31,
  2001 (Unaudited)  ................     9,955,542         $99      $36,712        $40,415        $   151        $ (9,603)
                                       ===========         ===      =======        =======        =======        ========

----------
* Condensed from audited fiscal year 2000 statement of stockholders' equity.








               The accompanying notes are an integral part of the
             Unaudited Condensed Consolidated Financial Statements.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the quarters and six months ended January 31, 2001 and 2000
                                 (in thousands)



                                                                   Quarter Ended January 31,        Six Months Ended January 31,
                                                                   --------------------------       -----------------------------
                                                                    2001             2000              2001             2000
                                                                   --------        ---------         --------         ---------
                                                                         (Unaudited)                       (Unaudited)
Net loss .......................................................  $ (3,604)        $ (4,556)        $ (5,451)        $ (3,664)
Adjustments for non-cash transactions:
  Depreciation and amortization ................................     3,982            4,888            8,023            9,835
  Amortization of debt issuance costs ..........................       187               66              277              119
  Amortization of common stock warrant expense .................     1,604               66            1,604              119
  Amortization of intangible assets ............................        28               16               40               29
  Changes in deferred taxes ....................................    (4,124)           4,038           (5,071)           4,038
  Other ........................................................       182               --             (995)              --
Increase (decrease) in cash from changes in:
  Accounts receivable ..........................................     3,558            1,558            5,214           (1,180)
  Inventories ..................................................      (913)          12,234            1,500           10,522
  Income taxes .................................................     1,639           (4,850)           5,938            2,417
  Other current assets .........................................      (579)             992           (1,002)           1,706
  Accounts payable and accrued expenses ........................    (4,517)         (10,664)          (8,929)         (20,578)
  Other non-current assets and liabilities, net ................      (740)             (87)            (856)            (424)
                                                                  --------         --------         --------         --------
      Net cash provided by (used for) operations ...............    (3,297)           3,635              292            2,820
                                                                  --------         --------         --------         --------
Investing activities:
  Capital expenditures .........................................    (2,215)          (1,892)          (4,943)          (5,010)
  Proceeds from the settlement
    of derivative contracts, net ...............................       946               --              946               --
                                                                  --------         --------         --------         --------
      Net cash used for investing activities ...................    (1,269)          (1,892)          (3,997)          (5,010)

Financing activities:
  Proceeds from revolving credit facility ......................    60,868           26,750           82,918           48,250
  Repayment on revolving credit facility .......................   (56,731)         (28,950)         (80,581)         (47,750)
  Overdrafts and other .........................................       429              457            1,368            1,690
                                                                  --------         --------         --------         --------
         Net cash provided by
            (used for) financing activities ....................     4,566           (1,743)           3,705            2,190
                                                                  --------         --------         --------         --------
Net change in cash and cash equivalents ........................        --               --               --               --
Cash and cash equivalents, beginning of period .................        --               --               --               --
                                                                  --------         --------         --------         --------
Cash and cash equivalents, end of period .......................        --               --               --               --
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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         The Carbide/Graphite Group, Inc. and Subsidiaries herein are referenced as the "Company." The Company's current fiscal year ends July 31, 2001.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM ACCOUNTING

         The Company's Annual Report on Form 10-K for its fiscal year ended July 31, 2000 includes additional information about the Company, its operations and its consolidated financial statements, and contains a summary of significant accounting policies followed by the Company in preparation of its consolidated financial statements and should be read in conjunction with this quarterly report on Form 10-Q. These policies were also followed in preparing the Unaudited Condensed Consolidated Financial Statements included herein. The 2000 year-end consolidated balance sheet data contained herein were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net loss for the six months ended January 31, 2001 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following tables provide a reconciliation of the income and share amounts for the basic and diluted earnings per share computations for the quarters and six months ended January 31, 2001 and 2000 (dollar amounts in thousands):


                                                               For the quarters ended January 31,
                                     --------------------------------------------------------------------------------------
                                                     2001                                           2000
                                     -----------------------------------------     -----------------------------------------
                                                    Weighted            Per                       Weighted          Per
                                     Income         Average             Share       Income         Average         Share
                                     (Loss)          Shares            Amount       (Loss)         Shares          Amount
                                     ------          ------            ------       ------         ------          ------
Basic earnings per share .....       ($3,604)       8,331,342          $(0.43)      $(4,556)       8,314,509       $(0.55)

Effect of dilutive securities:
 Options for common stock ....            --               --                            --               --
                                     -------        ---------                       -------        ---------

Diluted earnings per share ...       $(3,604)       8,331,342          $(0.43)      $(4,556)       8,314,509       $(0.55)
                                     =======        =========          ======       =======        =========       ======

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


                                                       For the six months ended January 31,
                                 ------------------------------------------------------------------------------------
                                                  2001                                         2000
                                 ------------------------------------         ----------------------------------------
                                                Weighted        Per                          Weighted         Per
                                  Income         Average       Share           Income         Average         Share
                                  (Loss)         Shares        Amount          (Loss)         Shares         Amount
                                  ------         -------       -----           ------         -------         -----
Basic earnings per share.......   $(5,451)       8,331,342     $(0.65)        $(3,664)        8,326,175      $(0.44)
                                                               ======                                        ======
Effect of dilutive securities:
  Options for common stock.....        --               --                          --               --
                                  -------        ---------                     -------        ---------

Diluted earnings per share ....   $(5,451)       8,331,342     $(0.65)        $(3,664)        8,326,175      $(0.44)
                                  =======        =========     ======         =======         =========      ======


         The weighted-average number of options for common stock outstanding for both the quarter and six months ended January 31, 2001 was 858,400, versus 688,900 for both the quarter and six months ended January 31, 2000, respectively. Since the Company's results were a net loss for the quarter and six months ended January 31, 2001 and 2000, common equivalent shares were excluded from the diluted earnings per share computation for those periods as their effect would have been anti-dilutive.


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

         During the six months ended January 31, 2001, the Company recognized $1.0 million in other income in the consolidated statement of operations related to the accounting for its derivatives under SFAS #133. Of the $1.0 million in income, $0.9 million was associated with interest rate derivatives which no longer qualified for hedge accounting under SFAS #133 as a result of an amendment to the Company's revolving credit facility (See note 5). The remaining $0.1 million was the ineffective portion of oil derivatives outstanding as of January 31, 2001. Based on forward oil commodity pricing and the maturity of the Company's derivative financial instruments, the Company expects to recognize the $0.2 million net gain currently deferred in accumulated other comprehensive income into its results of operations over the next twelve months.

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


COMPREHENSIVE INCOME

         Comprehensive income (loss) for the quarters and six months ended January 31, 2001 and 2000 included the following (in thousands):


                                                      Quarter Ended January 31,            Six Months Ended January 31,
                                                     ---------------------------           ---------------------------
                                                       2001                2000              2001              2000
                                                     -------             -------           -------            -------
Net income (loss)  .........................         $(3,604)            $(4,556)          $(5,451)           $(3,664)
Cumulative effect of change in
  accounting principle, net of tax  ........               --                 --             1,501                 --
Increase in unrealized gain on
  derivatives accounted for as
  cash flow hedges, net of tax  ............             151                  --               764                 --
Reclassification of gains associated
  with matured derivatives, net of tax .....          (1,006)                 --            (1,431)                --
Reclassification of gains associated
  with discontinued cash flow hedges,
  net of tax  ..............................              --                  --              (683)                --
                                                     -------             -------           -------            -------
    Comprehensive income (loss)  ...........         $(4,459)            $(4,556)          $(5,300)           $(3,664)
                                                     =======             =======           =======            =======


         Components of accumulated other comprehensive income as of January 31, 2001 and July 31, 2000 included the following (in thousands):

                                        January 31,   July 31,
                                           2001         2000
                                        -----------   --------

Unrealized gain on derivatives
  accounted for as cash flow hedges,
  net of tax .......................       $151           --
                                           ----         ----
    Other comprehensive income .....       $151           --
                                           ====         ====

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



2.       INVENTORIES:

         Inventories consisted of the following (in thousands):


                                            January 31,      July 31,
                                               2001             2000
                                             ---------       ---------

Finished goods  ..................           $  19,894       $  18,907
Work in process  .................              37,046          34,602
Raw materials  ...................              10,579          16,747
                                             ---------       ---------
                                                67,519          70,256
LIFO reserve  ....................            (14,505)        (14,749)
                                             ---------       ---------
                                                53,014          55,507
Supplies  ........................              12,061          11,068
                                             ---------       ---------
                                             $  65,075       $  66,575
                                             =========       =========


3.       INCOME TAXES:

         The provision for income taxes for the quarters and six months ended January 31, 2001 and 2000 are summarized by the following effective tax rate reconciliations:


                                                    Quarter Ended                Six Months Ended
                                                     January 31,                    January 31,
                                                ----------------------      ------------------------
                                                 2001           2000           2001          1999
                                                 ----           ----           ----          ----
Federal statutory tax rate  ................     (35.0)%        (35.0)%       (35.0)%        (35.0)%
Effect of:
     State taxes, net of federal benefit ...       1.4            1.4           1.4            1.4
     Foreign sales corporation benefit .....      (1.6)          (1.6)         (1.6)          (1.6)
     Other  ................................      (0.8)           0.2          (0.4)          (0.1)
                                                ------         ------        ------         ------
       Effective tax rate  .................     (36.0)%        (35.0)%       (35.6)%        (35.3)%
                                                ======         ======        ======         ======


         The income tax benefits for the quarter and six months ended January 31, 2001 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2001.

         All of the Company's federal income tax returns through its fiscal year ended July 31, 2000 have been settled with the Internal Revenue Service (the
IRS). As a result of a review of the Company's federal return for the fiscal years ended July 31, 2000 and 1999 and the impact of alternative minimum tax provisions, the Company is required to refund to the IRS $1.6 million in net operating loss carryback proceeds previously paid to the Company. Such amounts will be refunded to the IRS over an eighteen month period beginning in the Company's fiscal quarter ending April 30, 2001. Such refunds will increase net operating loss carryforwards available to the Company to reduce future taxable income.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



4.       CONTINGENCIES:

         In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Department of Justice
(DOJ) that the Grand Jury was investigating price fixing by producers of graphite products in the United States and abroad during the period 1992 to 1997. The Company has cooperated with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the federal antitrust laws in the manufacture and sale of such graphite products caused damage to such customers.

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserted substantially the same claims and sought the same relief as the consolidated case and named the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One such action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another such action was filed in the United States District court of the Middle District of Pennsylvania on April 10, 2000, but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH, and third, fourth and fifth amended complaints.

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

         The Company understands that defendants UCAR, SGL and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to pay fines and, in the cases of Messrs. Krass and Hart, to serve prison sentences, in connection with those guilty pleas. The Company also understands that the DOJ has indicted Georges Schwegler, a former UCAR employee. The Company also understands that the DOJ indicted Mitsubishi Corporation on February 12, 2001.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation,

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



(c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of January 31, 2001, $42.2 million in antitrust settlements and costs have been paid.

         SGL Corp. has filed a lawsuit against the Company in North Carolina state court claiming that the Company breached a non-competition agreement signed in connection with the Company's sale of its specialty graphite machining operations to SGL Corp. SGL Corp. seeks damages for the Company's claimed breach of the agreement, interference with SGL Corp.'s business prospects, misappropriation of confidential information and unfair trade practices. The Company has denied these claims.

         The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of January 31, 2001. As of January 31, 2001, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.       LONG-TERM DEBT:

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998 (the Tender), the Company entered into an agreement with a consortium of banks led by PNC Bank (the Bank Group) for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). The Company and the Bank Group reduced the amount available under the 1997 Revolving Credit Facility to $135.0 million as of July 31, 2000. As of January 31, 2001, the Company had $5.5 million in availability under the 1997 Revolving Credit Facility. Borrowings outstanding were $123.1 million and letters of credit were $6.4 million as of January 31, 2001. The 1997 Revolving Credit Facility is collateralized with the Company's receivables, inventory and property, plant and equipment.

         As a result of the decline in the Company's operating results, coupled with the increased capital needs during fiscal 2000, the Company was not in compliance with the financial covenants required to be maintained under the 1997 Revolving Credit Facility for the reporting period ended July 31, 2000. On November 13, 2000 (the Waiver Effective Date), the Company and the Bank Group agreed to an amendment and waiver with respect to the 1997 Revolving Credit Facility (the Amendment and Waiver) under which the covenant violations discussed above were waived until August 6, 2001. In connection with the Amendment and Waiver, the Company has agreed to issue to the Bank Group warrants for the Company's Common Stock. Warrants exercisable for nominal consideration representing 15% of the Company's Common Stock outstanding (1,249,701 shares) were fully earned on the Waiver Effective Date. The Company can earn back 10% of such warrants (warrants representing 833,134 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $110.0 million on or before March 31, 2001. The Company can earn back the remaining 5% of such warrants (warrants representing 416,567 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $85.0 million (if the commitment was reduced to $110.0 million on or before March 31, 2001) or $110.0 million (if the commitment was not already reduced to $110.0 million on or before March 31, 2001) on or before July 31, 2001. The fee associated with the Amendment and Waiver is 200 basis points, or $2.7 million, fully earned as of the Waiver Effective Date and payable as follows: $0.3 million on the Waiver Effective Date; $0.7 million on April 1, 2001; $1.0 million on May 1, 2001; and $0.7 million on June 1, 2001. The fee is reduced

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


to 100 basis points, or $1.35 million, if the 1997 Revolving Credit Facility is fully repaid by April 30, 2001. As a result of the Amendment and Waiver, interest costs under the 1997 Revolving Credit Facility are computed at a rate of PNC Bank's prime rate plus a spread of 100 basis points (currently 10.5%). Such spread increases to 200 basis points if the Company does not reduce the commitment under the 1997 Revolving Credit Facility by $25 million on March 31, 2001. The issuance of the warrants associated with the Amendment and Waiver resulted in a $3.4 million non-cash charge which will be amortized into interest expense over the vesting period of the warrants which ends on July 31, 2001. Warrant expense included in interest expense for the quarter and six months ended January 31, 2001 totaled $1.6 million. The $2.7 million amendment fee has been capitalized as a deferred debt issuance cost and will be amortized into interest expense over the remaining life of the 1997 Revolving Credit Facility.

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

         In connection with the Amendment and Waiver, the Company is required to achieve minimum monthly and quarterly EBITDA levels through July 2001, as well as sales commitment targets for needle coke and graphite electrodes for calendar 2001, all as more fully described in the Amendment and Waiver. Also, the Company must not allow its accounts receivable and inventory amounts in total to exceed certain thresholds and must maintain certain financial ratios with respect to accounts receivable and inventory, all as more fully described in the Amendment and Waiver. As a result of weaker-than-expected operating results, such covenants have been further modified by amendments to the Amendment and Waiver agreed to by the Bank Group and the Company in March 2001.

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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



6.       SEGMENT INFORMATION:

         Information about the Company's reportable segments as of January 31, 2001 and July 31, 2000 and for the quarters and six months ended January 31, 2001 and 2000 follows (amounts in thousands):


                                                            Quarter Ended                 Six Months Ended
                                                              January 31,                    January 31,
                                                       ------------------------        -------------------------
                                                         2001            2000            2001             2000
                                                       --------        --------        --------        ---------
                                                             (Unaudited)                    (Unaudited)
Net sales to customers:
  Graphite electrode products ......................   $36,089          $41,935        $72,679          $ 81,589
  Calcium carbide products .........................    11,709           11,699         24,298            23,168
                                                       -------          -------        -------          --------
      Total net sales to customers .................    47,798           53,634         96,977           104,757
                                                       -------          -------        -------          --------

Intercompany sales, at market prices:
  Graphite electrode products ......................        21               26             43                50
  Eliminations .....................................       (21)             (26)           (43)              (50)
                                                       -------          -------        -------          --------
      Total net sales ..............................   $47,798          $53,634        $96,977          $104,757
                                                       -------          -------        -------          --------
Operating income (loss):
  Graphite electrode products ......................       562          $(3,378)       $  (90)          $    298
  Calcium carbide products .........................       306              202          1,196             1,064
  Unallocated corporate ............................    (1,171)          (1,375)        (2,333)           (2,473)
                                                       -------          -------        -------          --------
      Operating income (loss) ......................   $ (303)          $(4,551)       $(1,227)         $ (1,111)
                                                       -------          -------        -------          --------
Depreciation and amortization:
  Graphite electrode products ......................   $ 3,600          $ 4,456        $ 7,246          $  8,963
  Calcium carbide products .........................       373              404            757               815
  Unallocated corporate ............................        39               43             62                85
                                                       -------          -------        -------          --------
      Depreciation and amortization ................   $ 4,012          $ 4,903        $ 8,065          $  9,863
                                                       =======          =======        =======          ========

EBITDA: (a)
  Graphite electrode products ......................   $ 4,211          $ 1,078        $ 7,332          $  9,261
  Calcium carbide products .........................       679              606          1,953             1,879
  Unallocated corporate ............................    (1,132)          (1,332)        (2,271)           (2,388)
                                                       -------          -------        -------          --------
      EBITDA .......................................   $ 3,758          $   352        $ 7,014          $  8,752
                                                       =======          =======        =======          ========

                                                       January 31,      July 31,
Total assets:                                             2001            2000
                                                       -----------     ----------
  Graphite electrode products  ................         $205,383        $213,273
  Calcium carbide products  ...................           24,073          24,689
  Unallocated corporate  ......................           13,497          12,532
                                                        --------        --------
      Total assets  ...........................         $242,953        $250,494
                                                        ========        ========

------------

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

PART I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain financial information for the quarters and six months ended January 31, 2001 and 2000 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:


                                                           Quarter Ended                      Six Months Ended
                                                             January 31,                         January 31,
                                                       ------------------------          ---------------------------
                                                        2001            2000               2001              2000
                                                      --------        ---------          ----------       ----------
                                                             (Unaudited)                        (Unaudited)
Net sales:
    Graphite electrode products  ..............        $36,089         $41,935            $72,679           $81,589
    Calcium carbide products  .................         11,709          11,699             24,298            23,168
                                                       -------         -------            -------          --------
          Total net sales  ....................        $47,798         $53,634            $96,977          $104,757
                                                       =======         =======            =======          ========
Percentage of net sales:
    Graphite electrode products  ..............           75.5%           78.2%              74.9%             77.9%
    Calcium carbide products  .................           24.5            21.8               25.1              22.1
                                                       -------         -------            -------          --------
          Total net sales  ....................          100.0%          100.0%             100.0%            100.0%
                                                       =======         =======            =======          ========
Gross profit (loss) as a percentage
 of segment net sales:
    Graphite electrode products  ..............            5.6%           (4.9)%              4.0%              3.7%
    Calcium carbide products  .................            6.8             6.3                9.1               9.1

Percentage of total net sales:
    Total gross profit (loss) margin  .........            5.3%           (2.4)%              4.8%              4.9%
    Selling, general and administrative  ......            6.0             6.0                6.1               5.9
    Operating income (loss)  ..................           (0.6)           (8.5)              (1.3)             (1.1)
    Net income (loss) .........................           (7.5)           (8.5)              (5.6)             (3.5)


         Net sales for the quarter ended January 31, 2001 were $47.8 million versus $53.6 million in the prior year comparable quarter. Graphite electrode product sales for the quarter ended January 31, 2001 were $36.1 million versus $41.9 million in the prior year comparable quarter. Calcium carbide product sales were $11.7 million in each of the quarters ended January 31, 2001 and 2000. Net sales for the six months ended January 31, 2001 were $97.0 million versus $104.8 million in the prior year comparable period. For the six months ended January 31, 2001, graphite electrode product sales were $72.7 million compared to $81.6 million in last year's comparable period, while calcium carbide product sales were $24.3 million compared to $23.2 million last year.

         Within the graphite electrode products segment, graphite electrode net sales were $23.2 million, a 27.6% decrease from last year's second quarter resulting primarily from a 25.9% decrease in electrode shipments. Graphite electrode shipments totaled 21.2 million pounds versus 28.6 million pounds in last year's second quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended January 31, 2001 were 54.3% and 45.7%, respectively, versus 55.5% and 44.5%, respectively, in last year's second quarter. The decline in shipments was due primarily to weakness in electric arc furnace steel production during the latter part of calendar 2000. Such weakness may continue into calendar 2001 and, potentially, beyond. In addition, the Company has reduced its graphite electrode production rates to approximately 90 to 95 million pounds per annum, contributing to the lower levels of shipments. In addition, graphite electrode net prices declined 1.8% to $1.10 per pound, primarily due to lower domestic prices. Domestic graphite electrode prices declined 3.2% as compared to last year's second quarter, while foreign electrode prices were unchanged. Due to weakness in the global steel industry, and particularly in the U.S., the Company expects net prices for graphite electrodes to decline slightly from current levels for calendar 2001. Needle coke sales were $8.5 million in the current quarter versus $4.9 million a year ago, with the increase resulting from a 67.3% increase in needle coke shipments and a 3.9% increase in average needle coke prices. Shipments and average prices for needle coke were higher during the current quarter due to improvements in demand for needle coke from foreign customers. The Company expects average needle coke prices to increase approximately 3% during the second half of the fiscal year ending July 31, 2001 as compared to price realizations during the current quarter due primarily to increased demand for needle coke from foreign customers. Graphite specialty product sales during the quarter ended January 31, 2001 were $4.4 million versus $5.1 million in the prior year comparable quarter, with the decline resulting from lower granular graphite sales. Sales of bulk graphite increased 17.2% due primarily to increased shipments.

         For the six months ended January 31, 2001, graphite electrode sales were $49.3 million, a 21.1% decrease from the prior year comparable period resulting primarily from a 17.2% decline in electrode shipments during the current period. In addition, graphite electrode net prices were 4.4% lower in the current period due to weaker domestic pricing, coupled with the negative impact of the strong U.S. dollar against the Euro on net foreign prices. Shipments of graphite electrodes for the six months ended January 31, 2001 were
45.8 million pounds versus 55.3 million pounds in last year's comparable period. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the six months ended January 31, 2001 were 52.8% and 47.2%, respectively, versus 55.1% and 44.9%, respectively, in the prior year comparable period. The domestic electrode price was down 3.2% while the average foreign electrode price was down 5.1%. Needle coke sales for the six months ended January 31, 2001 were $14.2 million versus $9.7 million in the prior year comparable period. The increase in needle coke sales was due to a 43.2% increase in needle coke shipments, coupled with a 1.8% increase in average needle coke prices. Graphite specialty product sales for the six months ended January 31, 2001 were $9.2 million versus $9.4 million in the prior year comparable period. Improvements in sales of bulk graphite essentially offset lower sales of granular graphite.

         Within the calcium carbide products segment, acetylene sales (which includes pipeline acetylene and calcium carbide for fuel gas applications) increased 21.7% to $6.8 million for the quarter ended January 31, 2001. The increase was primarily due to an increase in shipments of both pipeline acetylene and calcium carbide for fuel gas applications. Sales of calcium carbide for metallurgical applications were $3.8 million which was 16.8% lower than last year's comparable quarter. Weakness in the domestic steel market continues to have a negative impact on demand for calcium carbide for metallurgical applications. Net sales of calcium carbide for metallurgical applications could remain at lower levels throughout fiscal 2001 and, potentially, beyond primarily as a result of weak demand.

         For the six months ended January 31, 2001, acetylene sales were $13.4 million, a 21.5% increase over the prior year comparable period resulting from higher sales of both pipeline acetylene and calcium carbide for fuel gas applications. Sales of calcium carbide for metallurgical applications were $8.3 million, an 8.6% decrease from a year ago resulting primarily from lower shipments and selling prices.

         The gross profit margin on graphite electrode product sales for the quarter ended January 31, 2001 was 5.6% versus a negative 4.9% in last year's comparable quarter. The effects of the Company's working capital improvement program implemented during last year's fiscal second quarter negatively impacted the gross profit margin. The Company temporarily reduced graphite electrode and needle coke production to lower inventory levels. The Company estimates that its cost of goods sold for last year's fiscal second quarter included approximately $7 million in fixed costs that would have been capitalized into inventory had the Company been operating at normal production levels. Excluding the estimated impact of the working capital improvement program, last year's gross profit margin percentage was approximately 11.8%. The gross profit margin on graphite electrode product sales for the six months ended January 31, 2001 was 4.0% versus 3.7% for last year's comparable period. Excluding the estimated impact of the working capital improvement program, the gross profit margin for last year's comparable period was approximately 12.3%. Lower shipments and average prices for graphite electrodes contributed to the lower gross profit margins in both periods. Also, the cost of decant oil, the primary raw material in the production of needle coke, increased 47.6% and 59.3% during the current quarter and six-month period, contributing to the lower gross profit margin. The Company's hedging program partially mitigated the negative impact of the rising feedstock costs through the end of the Company's fiscal second quarter ended January 31, 2001. As most of the Company's favorable hedging contracts expired at the end of calendar 2000, feedstock costs indicative of current world petroleum prices will begin to negatively impact the Company's results in its fiscal third quarter ending April 30, 2001. Partially offsetting the negative impact of the factors noted above was the improved sales volume and prices for needle coke, coupled with lower labor, benefits and maintenance costs in graphite electrodes. In addition, results for the quarter and six months ended January 31, 2001 included a favorable LIFO adjustment of $0.4 million and $0.6 million, respectively, based on inventory levels projected for the end of fiscal 2001.

         Gross profit as a percentage of calcium carbide product sales for the quarter ended January 31, 2001 was 6.8% versus 6.3% in the prior year comparable quarter. Gross profit as a percentage of calcium carbide product sales for the six months ended January 31, 2001 was 9.1%, unchanged from last year's comparable period. The increase in the gross profit margin during the current quarter was due primarily to improved sales levels, partially offset by increased energy and transportation costs during the current period.

         Selling, general and administrative expenditures for the quarter ended January 31, 2001 were $2.9 million versus $3.2 million in the comparable quarter a year ago. Selling, general and administrative expenditures for the six months ended January 31, 2001 were $5.9 million versus $6.2 million in the comparable period a year ago. The decrease in expenditures for both periods was due primarily to lower departmental operating costs achieved as a result of the Company's cost saving programs.

         Net interest expense for the quarter ended January 31, 2001 was $5.1 million, including $3.3 million in interest expense associated with the Company's revolving credit facility and $1.8 million in non-cash amortization, including $1.6 million in amortization associated with common stock warrants issued to the Company's lenders in connection with a waiver and amendment to the Company's credit facility in November 2000. Net interest expense for the quarter ended January 31, 2000 was $2.5 million, including $2.4 million of interest expense associated with the Company's revolving credit facility and $0.1 million in bank fees. Net interest expense for the six months ended January 31, 2001 was $8.2 million, including $6.3 million in interest expense associated with the Company's revolving credit facility and $1.9 million in non-cash amortization. Net interest expense for the six months ended January 31, 2000 was $4.6 million, including $4.4 million of interest expense associated with the Company's revolving credit facility and $0.2 million in bank fees.

         The income tax benefit for the quarter and six months ended January 31, 2001 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2001. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.


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

         During the six months ended January 31, 2001, the Company recognized $1.0 million in other income in the consolidated statement of operations related to the accounting for its derivatives under SFAS #133. Of the $1.0 million in income, $0.9 million was associated with interest rate derivatives which no longer qualified for hedge accounting under SFAS #133 as a result of an amendment to the Company's revolving credit facility (See note 5). The remaining $0.1 million was the ineffective portion of oil derivatives outstanding as of January 31, 2001. Based on forward oil commodity pricing and the maturity of the Company's derivative financial instruments, the Company expects to recognize the $0.2 million net gain currently deferred in accumulated other comprehensive income into its results of operations over the next twelve months.

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


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         The Company's liquidity needs are primarily for capital expenditures, working capital (including antitrust settlements) and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects. The Company currently estimates that it will spend approximately $10 million in capital improvements during its fiscal year ending July 31, 2001. This projection includes $1.6 million for a hydrodesulfurization (HDS) project for the Company's needle coke affiliate, Seadrift Coke, L.P (Seadrift). The HDS project in total is expected to cost approximately $30 million, approximately $5.0 million of which has been spent as of January 31, 2001. The implementation of the HDS project is contingent upon securing adequate financing to fund the remaining costs of the project. The capital spending forecast also includes $4.0 million for an air emissions scrubbing unit for the Company's St. Marys, PA production facility. The Company believes that certain costs are subject to reimbursement under an environmental indemnity agreement with its former owner, The BOC Group, plc
(BOC). However, BOC disputes this claim and is seeking declaratory judgement in the above matter. In addition, the increased price of decant oil (a major raw material for Seadrift) has also resulted in an increased working capital requirement for this raw material.

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998 (the Tender), the Company entered into an agreement with a consortium of banks led by PNC Bank (the Bank Group) for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). The Company and the Bank Group reduced the amount available under the 1997 Revolving Credit Facility to $135.0 million as of July 31, 2000. As of January 31, 2001, the Company had $5.5 million in availability under the 1997 Revolving Credit Facility.

Borrowings outstanding were $123.1 million and letters of credit were $6.4 million as of January 31, 2001. The 1997 Revolving Credit Facility is collateralized with the Company's receivables, inventory and property, plant and equipment.

         As a result of the decline in the Company's operating results, coupled with the increased capital needs during fiscal 2000, the Company was not in compliance with the financial covenants required to be maintained under the 1997 Revolving Credit Facility for the reporting period ended July 31, 2000. On November 13, 2000 (the Waiver Effective Date), the Company and the Bank Group agreed to an amendment and waiver with respect to the 1997 Revolving Credit Facility (the Amendment and Waiver) under which the covenant violations discussed above were waived until August 6, 2001. In connection with the Amendment and Waiver, the Company has agreed to issue to the Bank Group warrants for the Company's Common Stock. Warrants exercisable for nominal consideration representing 15% of the Company's Common Stock outstanding (1,249,701 shares) were fully earned on the Waiver Effective Date. The Company can earn back 10% of such warrants (warrants representing 833,134 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $110.0 million on or before March 31, 2001. The Company can earn back the remaining 5% of such warrants (warrants representing 416,567 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $85.0 million (if the commitment was reduced to $110.0 million on or before March 31, 2001) or $110.0 million (if the commitment was not already reduced to $110.0 million on or before March 31, 2001) on or before July 31, 2001. The fee associated with the Amendment and Waiver is 200 basis points, or $2.7 million, fully earned as of the Waiver Effective Date and payable as follows: $0.3 million on the Waiver Effective Date; $0.7 million on April 1, 2001; $1.0 million on May 1, 2001; and $0.7 million on June 1, 2001. The fee is reduced to 100 basis points, or $1.35 million, if the 1997 Revolving Credit Facility is fully repaid by April 30, 2001. As a result of the Amendment and Waiver, interest costs under the 1997 Revolving Credit Facility are computed at a rate of PNC Bank's prime rate plus a spread of 100 basis points (currently 10.5%). Such spread increases to 200 basis points if the Company does not reduce the commitment under the 1997 Revolving Credit Facility by $25 million on March 31, 2001. The issuance of the warrants associated with the Amendment and Waiver resulted in a $3.4 million non-cash charge which will be amortized into interest expense over the vesting period of the warrants which ends on July 31, 2001. Warrant expense included in interest expense for the quarter and six months ended January 31, 2001 totaled $1.6 million. The $2.7 million amendment fee has been capitalized as a deferred debt issuance cost and will be amortized into interest expense over the remaining life of the 1997 Revolving Credit Facility.

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

         In connection with the Amendment and Waiver, the Company is required to achieve minimum monthly and quarterly EBITDA levels through July 2001, as well as sales commitment targets for needle coke and graphite electrodes for calendar 2001, all as more fully described in the Amendment and Waiver. Also, the Company must not allow its accounts receivable and inventory amounts in total to exceed certain thresholds and must maintain certain financial ratios with respect to accounts receivable and inventory, all as more fully described in the Amendment and Waiver. As a result of weaker-than-expected operating results, such covenants have been further modified by amendments to the Amendment and Waiver agreed to by the Bank Group and the Company in March 2001.

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


CASH FLOW INFORMATION

         Cash flow provided used by operations for the quarter ended January 31, 2001 was $3.3 million. Cash inflows from net loss plus non-cash items of $2.4 million (excluding taxes) were reduced by $5.7 million in net cash outflows associated with changes in working capital. Major cash inflows included $3.6 million from customer accounts receivable. Major cash outflows included $0.9 million associated with increases in inventory and $4.5 million associated with reduced accounts payable and accrued expenses. Cash flow provided by operations for the six months ended January 31, 2001 was $0.3 million. Cash inflows from net loss plus non-cash items of $3.5 million (excluding taxes) were offset by a $3.2 million net cash outflow from changes in working capital items. Major cash inflows included $5.2 million from reductions in accounts receivable, $1.5 million from reductions in inventory and a $4.2 million income tax refund. Offsetting these working capital cash inflows were $8.9 million in net outflows associated with reduced accounts payable and accrued expenses.

         Investing activities for the quarter and six months ended January 31, 2001 included $2.2 million and $4.9 million, respectively, in capital expenditures. In addition, the Company received $0.9 million during the quarter ended January 31, 2001 associated with derivative financial instruments no longer accounted for as cash flow hedges.

         Cash flow provided by financing activities for the quarter ended January 31, 2001 was $4.6 million, including a $4.1 million net inflow from increased borrowings under the 1997 Revolving Credit Facility. Cash flow provided by financing activities for the six months ended January 31, 2001 was $3.7 million, including a $2.3 million net inflow from increased borrowings under the 1997 Revolving Credit Facility.

OTHER ITEMS

ENVIRONMENTAL

         In the process of developing permit applications for facility upgrades at the St. Marys, PA graphite plant, the Company determined that certain parameters in its air permits do not reflect current operations. The Company has advised the appropriate state environmental authorities. The Company is in the process of implementing a plan of action to achieve resolution of this issue. Such plan of action includes the installation and ongoing operation of an air emissions scrubbing unit. The cost estimate for this unit is approximately $4.0 million installed, with an additional $0.5 million per year in ongoing cash operating costs. The facility improvements are expected to be made during the Company's fiscal year ending July 31, 2001. The Company believes that certain costs are subject to reimbursement under the BOC Environmental Indemnity Agreement. However, BOC disputes this claim and is seeking declaratory judgement in the above matter. The Company expects that the fine to be levied in connection with this issue will be immaterial.


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


Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the quarter or six months ended January 31, 2001 which would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

PART II

Item 1


LEGAL PROCEEDINGS

         In May 1997, the Company was served with a subpoena issued by a Grand Jury empanelled by the United States District Court for the Eastern District of Pennsylvania. The Company was advised by attorneys for the Department of Justice
(DOJ) that the Grand Jury was investigating price fixing by producers of graphite products in the United States and abroad during the period 1992 to 1997. The Company has cooperated with the DOJ in the investigation. The DOJ has granted the Company and certain former and present senior executives the opportunity to participate in its Corporate Leniency Program and the Company has entered into an agreement with the DOJ under which the Company and such executives who cooperate will not be subject to criminal prosecution with respect to the investigation. Under the agreement, the Company has agreed to use its best efforts to provide for restitution to its domestic customers for actual damages if any conduct of the Company which violated the federal antitrust laws in the manufacture and sale of such graphite products caused damage to such customers.

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserted substantially the same claims and sought the same relief as the consolidated case and named the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One such action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another such action was filed in the United States District court of the Middle District of Pennsylvania on April 10, 2000, but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH, and third, fourth and fifth amended complaints.

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

         The Company understands that defendants UCAR, SGL and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to pay fines and, in the cases of Messrs. Krass and Hart, to serve prison sentences, in connection with those guilty pleas. The Company also understands that the DOJ has indicted Georges Schwegler, a former UCAR employee. The Company also understands that the DOJ indicted Mitsubishi Corporation on February 12, 2001.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, (d) the failure to satisfy the conditions to the class action settlement, and (e) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of January 31, 2001, $42.2 million in antitrust settlements and costs have been paid.

         SGL Corp. has filed a lawsuit against the Company in North Carolina state court claiming that the Company breached a non-competition agreement signed in connection with the Company's sale of its specialty graphite machining operations to SGL Corp. SGL Corp. seeks damages for the Company's claimed breach of the agreement, interference with SGL Corp.'s business prospects, misappropriation of confidential information and unfair trade practices. The Company has denied these claims.

         The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of January 31, 2001. As of January 31, 2001, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II

Item 6


EXHIBITS AND REPORTS ON FORM 8-K

                              A. INDEX TO EXHIBITS

10.11(e) Letter Amendment to Amendment and Waiver among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated March 16, 2001

10.11(f) Letter Amendment to Amendment and Waiver among The Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated March 23, 2001


                             B. REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on March 23, 2001.


          SIGNATURE                                                 TITLE
-------------------------------------------------------------------------------------------------------------
      /S/ WALTER B. FOWLER                      CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
---------------------------------------
        (WALTER B. FOWLER)


      /S/ WILLIAM M. THALMAN                    VICE PRESIDENT - TREASURER
---------------------------------------         (PRINCIPAL FINANCIAL OFFICER)
       (WILLIAM M. THALMAN)


       /S/ JEFFREY T. JONES                     VICE PRESIDENT - CONTROLLER - CORPORATE FINANCE
---------------------------------------         (PRINCIPAL ACCOUNTING OFFICER)
        (JEFFREY T. JONES)


      /S/ STEPHEN D. WEAVER                     SENIOR VICE PRESIDENT AND GENERAL MANAGER,
---------------------------------------         ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
       (STEPHEN D. WEAVER)


       /S/ ARARAT HACETOGLU                     VICE PRESIDENT AND GENERAL MANAGER,
---------------------------------------         CARBIDE PRODUCTS
        (ARARAT HACETOGLU)


         /S/ JIM J. TRIGG                       VICE PRESIDENT AND GENERAL MANAGER,
---------------------------------------         SEADRIFT COKE, L.P.
        (JIM J. TRIGG)