Form 10-Q
period 2001-04-30
CARBIDE GRAPHITE GROUP INC /DE/
filed 2001-06-14
CIK 888918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               -----------------


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER -- 0-20490



                        THE CARBIDE/GRAPHITE GROUP, INC.
               (Exact Name of Registrant as Specified in Charter)


          Delaware                                    25-1575609
-------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Code)
incorporation or organization)

                         One Gateway Center, 19th Floor
                              Pittsburgh, PA 15222
                                 (412) 562-3700
                        (Address, including zip code, and
                     telephone number, including area code,
                         of principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X      No
                                          ----------

As of the close of business on June 14, 2001, there were 8,331,342 shares of the Registrant's $0.01 par value Common Stock outstanding.

                        THE CARBIDE/GRAPHITE GROUP, INC.
                               INDEX TO FORM 10-Q


  ITEM                                  DESCRIPTION                                  PAGE
-------- ----------------------------------------------------------------------    ---------
             PART I

   1         Index to Financial Statements ...................................          2

   2         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................         18

   3         Quantitative and Qualitative Disclosure
                  About Market Risk ..........................................         26

             PART II

   1         Legal Proceedings ...............................................         27

   2         Changes in Securities ...........................................          *

   3         Defaults Upon Senior Securities .................................          *

   4         Submission of Matters to a Vote of Security Holders .............          *

   5         Other Information ...............................................          *

   6         Index to Exhibits and Reports on Form 8-K .......................         30

             Signatures ......................................................         31

-------------
* Item not applicable to the Registrant for this filing on Form 10-Q.

PART I
Item 1

                    INDEX TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



                                                                                      PAGE
------------------------------------------------------------------------------------ --------
Condensed Consolidated Balance Sheets
     as of April 30, 2001 and July 31, 2000 ........................................     3

Unaudited Condensed Consolidated Statements of Operations
     for the Quarters and Nine Months Ended April 30, 2001 and 2000 ................     4

Unaudited Condensed Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended April 30, 2001 ......................................     5

Unaudited Condensed Consolidated Statements of Cash Flows
     for the Quarters and Nine Months Ended April 30, 2001 and 2000 ................     6

Footnotes to Unaudited Condensed Consolidated Financial Statements .................     7

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of April 30, 2001 and July 31, 2000
                    (in thousands, except share information)

                                                                             April 30,         July 31,
                                                                               2001              2000 *
                                                                            -----------        --------
                                                                            (Unaudited)
                                 ASSETS
Current assets:
    Accounts receivable -- trade, net of allowance for doubtful
      accounts:  $930 at April 30 and $977 at July 31................        $ 34,417          $ 40,775
    Inventories (Note 2) ............................................          63,005            66,575
    Income taxes receivable .........................................              --             4,299
    Deferred income taxes ...........................................           3,587             3,999
    Fair value of derivative financial instruments (Note 1) .........             665                --
    Other current assets ............................................           3,599             2,787
                                                                             --------          --------
        Total current assets ........................................         105,273           118,435
Property, plant and equipment, net ..................................         121,506           124,910
Deferred income taxes ...............................................           8,530                --
Other assets ........................................................           7,055             7,149
                                                                             --------          --------
            Total assets ............................................        $242,364          $250,494
                                                                             ========          ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses:
      Overdrafts ....................................................        $  2,520          $  1,236
      Accounts payable, trade .......................................          21,266            24,148
      Antitrust claims reserve (Note 4) .............................           2,698             2,857
      Income taxes payable ..........................................           1,439                --
      Other current liabilities .....................................          13,169            17,418
                                                                             --------          --------
        Total current liabilities ...................................          41,092            45,659
Long-term debt (Note 5) .............................................         127,336           120,800
Deferred income taxes ...............................................              --               229
Other liabilities ...................................................          11,663            12,336
                                                                             --------          --------
          Total liabilities .........................................         180,091           179,024
                                                                             --------          --------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares authorized ...              --                --
    Common stock, $0.01 par value; 18,000,000 shares authorized;
      shares issued:  9,955,542 at April 30 and  July 31;
      shares outstanding:  8,331,342 at April 30 and July 31 ........              99                99
    Additional paid-in capital, net of $1,398 equity issue costs ....          36,712            36,712
    Retained earnings ...............................................          33,392            45,866
    Common stock to be issued under warrants (Note 5) ...............           3,021                --
    Other comprehensive income ......................................             256                --
    Treasury stock ..................................................         (11,207)          (11,207)
                                                                             --------          --------
           Total stockholders' equity ...............................          62,273            71,470
                                                                             --------          --------
            Total liabilities and stockholders' equity ..............        $242,364          $250,494
                                                                             ========          ========

* Condensed from audited fiscal 2000 balance sheet.

     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the quarters and nine months ended April 30, 2001 and 2000
                (in thousands, except share and per share data)

                                                        Quarter Ended April 30,          Nine Months Ended April 30,
                                                        -----------------------          ---------------------------
                                                          2001             2000             2001              2000
                                                        --------         -------          --------          --------
                                                                (Unaudited)                        (Unaudited)
Net sales ........................................      $   43,231      $   51,238       $  140,208        $  155,995
Operating costs and expenses:
    Cost of goods sold ...........................          46,315          49,826          138,592           149,471
    Selling, general and administrative ..........           3,311           2,548            9,238             8,771
    Early retirement/severance charge ............              --           2,050               --             2,050
                                                        ----------      ----------       ----------        ----------
        Operating loss ...........................          (6,395)         (3,186)          (7,622)           (4,297)
Other costs and expenses:
    Interest expense, net (including $1,417 and
      $3,021 in non-cash warrant amortization
      in the quarter and nine months ended
      April 30, 2001, respectively) (Note 5) .....           4,537           2,599           12,773             7,150
    Other income (Note 1) ........................            (127)             --           (1,122)               --
                                                        ----------      ----------       ----------        ----------
        Loss before income taxes .................         (10,805)         (5,785)         (19,273)          (11,447)
Benefit from taxes (Note 3) ......................          (3,782)         (2,025)          (6,799)           (4,023)
                                                        ----------      ----------       ----------        ----------
        Net loss .................................      $   (7,023)     $   (3,760)      $  (12,474)       $   (7,424)
                                                        ==========      ==========       ==========        ==========
Earnings per share information (Note 1):
Weighted average common shares
  outstanding ....................................       8,331,342       8,331,342        8,331,342         8,327,898
                                                        ----------      ----------       ----------        ----------

Weighted average common and common
  equivalent shares outstanding ..................              --              --               --                --
                                                        ----------      ----------       ----------        ----------


Net loss:

    Basic  .......................................      $    (0.84)     $    (0.45)      $    (1.50)       $    (0.89)
                                                        ----------      ----------       ----------        ----------
    Diluted  .....................................      $    (0.84)     $    (0.45)      $    (1.50)       $    (0.89)
                                                        ==========      ==========       ==========        ==========



     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the nine months ended April 30, 2001
                      (in thousands, except share amounts)

                                            Common Stock          Additional                        Other              Other
                                       ------------------------    Paid-In        Retained      Comprehensive      Stockholders'
                                          Shares       Amount      Capital        Earnings          Income          Equity Items
                                       ------------  ---------    ----------     ----------     -------------      -------------
Balance at July 31, 2000 *..........     9,955,542      $99         $36,712       $ 45,866              --           $(11,207)

Cumulative effect of change in
  accounting principle, net of tax
  of $808 (Note 1)  ................                                                               $ 1,501
Net change in other
  comprehensive income related
  to hedging activities (Note 1) ...                                                                (1,245)
Warrant amortization (Note 5) ......                                                                                    3,021
Net loss  ..........................                                               (12,474)
                                        ----------      ---         -------       --------         -------           --------

Balance at April 30,
  2001 (Unaudited)  ................     9,955,542      $99         $36,712       $ 33,392         $   256           $ (8,186)
                                        ==========      ===         =======       ========         =======           ========

* Condensed from audited fiscal year 2000 statement of stockholders' equity.


     The accompanying notes are an integral part of the Unaudited Condensed
                       Consolidated Financial Statements.

               THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the quarters and nine months ended April 30, 2001 and 2000
                                 (in thousands)

                                                           Quarter Ended April 30,          Nine Months Ended April 30,
                                                           2001              2000             2001              2000
                                                         --------          --------         ---------          --------
                                                                 (Unaudited)                        (Unaudited)
Net loss ...........................................     $ (7,023)         $ (3,760)        $ (12,474)         $ (7,424)
Adjustments for non-cash transactions:
  Depreciation and amortization ....................        3,882             4,652            11,905            14,487
  Amortization of debt issuance costs ..............          220                72               497               191
  Amortization of common stock warrant expense .....        1,417                --             3,021                --
  Amortization of intangible assets ................           27                12                67                41
  Changes in deferred taxes ........................       (3,558)              651            (8,629)            4,689
  Other ............................................         (127)               --            (1,122)               --
Increase (decrease) in cash from changes in:
  Accounts receivable ..............................          964             1,627             6,178               447
  Inventories ......................................        2,070               222             3,570            10,744
  Income taxes .....................................         (200)               --             5,738             2,417
  Other current assets .............................          370            (4,003)             (632)           (2,297)
  Accounts payable and accrued expenses ............         (880)            4,961            (9,809)          (15,617)
  Other non-current assets and liabilities, net ....         (287)              107            (1,143)             (317)
                                                         --------          --------         ---------          --------
      Net cash provided by (used for) operations ...       (3,125)            4,541            (2,833)            7,361
                                                         --------          --------         ---------          --------

Investing activities:
  Capital expenditures .............................       (1,039)           (1,838)           (5,982)           (6,848)
  Proceeds from the settlement
    of derivative contracts, net ...................           49                --               995                --
                                                         --------          --------         ---------          --------
      Net cash used for investing activities .......         (990)           (1,838)           (4,987)           (6,848)
                                                         --------          --------         ---------          --------

Financing activities:
  Proceeds from revolving credit facility ..........       56,270            22,000           139,188            70,250
  Repayment on revolving credit facility ...........      (52,071)          (20,750)         (132,652)          (68,500)
  Overdrafts and other .............................          (84)           (3,953)            1,284            (2,263)
                                                         --------          --------         ---------          --------
         Net cash provided by
            (used for) financing activities ........        4,115            (2,703)            7,820              (513)
                                                         --------          --------         ---------          --------

Net change in cash and cash equivalents ............           --                --                --                --
Cash and cash equivalents, beginning of period .....           --                --                --                --
                                                         ========          ========         =========          ========
Cash and cash equivalents, end of period ...........           --                --                --                --
                                                         ========          ========         =========          ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

         Capital expenditures included as an increase to accounts payable as of April 30, 2001 were $2.5 million.



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

         In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net loss for the nine months ended April 30, 2001 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis that follows these notes contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.


EARNINGS PER SHARE

         The following tables provide a reconciliation of the income and share amounts for the basic and diluted earnings per share computations for the quarters and nine months ended April 30, 2001 and 2000 (dollar amounts in thousands):

                                                         For the quarters ended April 30,
                                   -----------------------------------------------------------------------------------
                                                    2001                                         2000
                                   --------------------------------------       --------------------------------------
                                                   Weighted         Per                        Weighted         Per
                                    Income          Average        Share        Income          Average        Share
                                    (Loss)           Shares        Amount       (Loss)          Shares         Amount
                                   -------        -----------      ------       -------        ---------       -------
Basic earnings per share .....     $(7,023)         8,331,342      $(0.84)      $(3,760)       8,331,342        $(0.45)
Effect of dilutive securities:
  Options for common stock ...          --                 --                        --               --
                                   -------        -----------                   -------        ---------
Diluted earnings per share ...     $(7,023)         8,331,342      $(0.84)      $(3,760)       8,331,342        $(0.45)
                                   =======        ===========      ======       =======        =========        ======

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


                                                         For the quarters ended April 30,
                                   -----------------------------------------------------------------------------------
                                                    2001                                         2000
                                   --------------------------------------       --------------------------------------
                                                   Weighted         Per                        Weighted         Per
                                    Income          Average        Share        Income          Average        Share
                                    (Loss)           Shares        Amount       (Loss)          Shares         Amount
                                   -------        -----------      ------       -------        ---------       -------
Basic earnings per share .....     $(12,474)        8,331,342      $(1.50)      $(7,424)       8,327,898        $(0.89)
Effect of dilutive securities:
  Options for common stock ...           --                --                        --               --
                                   --------        ----------                   -------       ----------
Diluted earnings per share ...     $(12,474)        8,331,342      $(1.50)      $(7,424)       8,327,898        $(0.89)
                                   ========        ==========                   =======       ==========        ======


         The weighted-average number of options for common stock outstanding for both the quarter and nine months ended April 30, 2001 was 858,400, versus 874,400 and 750,733 for the quarter and nine months ended April 30, 2000, respectively. In addition, 833,134 in common stock warrants issued to the Company's lenders under its $135 million revolving credit facility vested on March 31, 2001 (See Note 5). Since the Company's results were a net loss for the quarter and nine months ended April 30, 2001 and 2000, the common equivalent shares described above were excluded from the diluted earnings per share computation for those periods as their effect would have been anti-dilutive.


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

         During the nine months ended April 30, 2001, the Company recognized $1.1 million in other income in the consolidated statement of operations related to the accounting for its derivatives under SFAS #133. Of the $1.1 million in income, $0.9 million was associated with interest rate derivatives which no longer qualified for hedge accounting under SFAS #133 as a result of an amendment to the Company's revolving credit facility (See Note 5). The remaining $0.2 million was the ineffective portion of oil derivatives outstanding as of April 30, 2001. Based on forward oil commodity pricing and the maturity of the Company's derivative financial instruments, the Company expects to recognize the $0.3 million net gain currently deferred in accumulated other comprehensive income into its results of operations over the next twelve months.

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


         In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of fiscal 2001. The implementation of SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.


COMPREHENSIVE INCOME

         Comprehensive income (loss) for the quarters and nine months ended April 30, 2001 and 2000 included the following (in thousands):

                                              Quarter Ended April 30,         Nine Months Ended April 30,
                                              ------------------------        ---------------------------
                                                2001             2000             2001            2000
                                              -------          -------          --------         -------
Net income (loss) ....................        $(7,023)         $(3,760)         $(12,474)        $(7,424)
Cumulative effect of change in
  accounting principle, net of tax ...             --               --             1,501              --
Increase in unrealized gain on
  derivatives accounted for as
  cash flow hedges, net of tax .......            135               --               899              --
Reclassification of net losses (gains)
  associated with matured derivatives,
  net of tax .........................             30               --            (1,401)             --
Reclassification of gains associated
  with discontinued cash flow hedges,
  net of tax .........................             --               --              (683)             --
                                              -------          -------          --------         -------
    Comprehensive income (loss) ......        $(6,858)         $(3,760)         $(12,158)        $(7,424)
                                              =======          =======          ========         =======

         Components of accumulated other comprehensive income as of April 30, 2001 and July 31, 2000 included the following (in thousands):

                                                    April 30,         July 31,
                                                      2001              2000
                                                    ---------         --------
Unrealized gain on derivatives
  accounted for as cash flow hedges,
  net of tax  ...............................         $256                --
                                                      ----              ----
    Other comprehensive income  .............         $256                --
                                                      ====              ====

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


2.       INVENTORIES:

         Inventories consisted of the following (in thousands):

                                          April 30,           July 31,
                                            2001                2000
                                          ---------           --------
Finished goods  ...................       $ 16,680            $ 18,907
Work in process  ..................         42,593              34,602
Raw materials  ....................          6,646              16,747
                                          --------            --------
                                            65,919              70,256
LIFO reserve  .....................        (14,678)            (14,749)
                                          --------            --------
                                            51,241              55,507
Supplies  .........................         11,764              11,068
                                          --------            --------
                                          $ 63,005            $ 66,575
                                          ========            ========


3.       INCOME TAXES:

         The provision for income taxes for the quarters and nine months ended April 30, 2001 and 2000 are summarized by the following effective tax rate reconciliations:

                                                       Quarter Ended              Nine Months Ended
                                                          April 30,                   April 30,
                                                     -------------------         -------------------
                                                     2001          2000           2001         2000
                                                     -----         -----         -----         -----
Federal statutory tax rate ..................        (35.0)%       (35.0)%       (35.0)%       (35.0)%
Effect of:
     State taxes, net of federal benefit ....          1.4           1.4           1.4           1.4
     Foreign sales corporation benefit ......         (1.6)         (1.6)         (1.6)         (1.6)
     Other ..................................          0.2           0.2          (0.1)          0.1
                                                     -----         -----         -----         -----
       Effective tax rate ...................        (35.0)%       (35.0)%       (35.3)%       (35.1)%
                                                     =====         =====         =====         =====


         The income tax benefits for the quarter and nine months ended April 30, 2001 were recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2001.

         All of the Company's federal income tax returns through its fiscal year ended July 31, 2000 have been settled with the Internal Revenue Service (the
IRS). As a result of a review of the Company's federal return for the fiscal years ended July 31, 2000 and 1999 and the impact of alternative minimum tax provisions, the Company is required to refund to the IRS $1.6 million in net operating loss carryback proceeds previously paid to the Company. Such amounts will be refunded to the IRS over an eighteen month period, beginning in the Company's fiscal quarter ended April 30, 2001. The net amount due as of April 30, 2001 was $1.4 million. Such refunds will increase net operating loss carryforwards available to the Company to reduce future taxable income.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserted substantially the same claims and sought the same relief as the consolidated case and named the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One such action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another such action was filed in the United States District court of the Middle District of Pennsylvania on April 10, 2000, but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH, and third, fourth, fifth and sixth amended complaints.

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

         The Company understands that defendants UCAR, SGL and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to pay fines and, in the cases of Messrs. Krass and Hart, to serve prison sentences, in connection with those guilty pleas. The Company also understands that the DOJ has indicted Georges Schwegler, a former UCAR employee. The Company also understands that the DOJ indicted Mitsubishi Corporation, that Mitsubishi Corporation was convicted on February 12, 2001 and that Mitsubishi Corporation has agreed to pay a fine in connection with the conviction.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, and (d) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of April 30, 2001, $42.3 million in antitrust settlements and costs have been paid.

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

         The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of April 30, 2001. As of April 30, 2001, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.


5.       LONG-TERM DEBT:

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998 (the Tender), the Company entered into an agreement with a consortium of banks led by PNC Bank (the Bank Group) for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). The Company and the Bank Group reduced the amount available under the 1997 Revolving Credit Facility to $135.0 million as of July 31, 2000. As of April 30, 2001, the Company had $1.3 million in availability under the 1997 Revolving Credit Facility. Borrowings outstanding were $127.3 million and letters of credit were $6.4 million as of April 30, 2001. The 1997 Revolving Credit Facility is collateralized with the Company's receivables, inventory and property, plant and equipment.

         As a result of the decline in the Company's operating results, coupled with the increased capital needs during fiscal 2000, the Company was not in compliance with the financial covenants required to be maintained under the 1997 Revolving Credit Facility for the reporting period ended July 31, 2000. On November 13, 2000 (the Waiver Effective Date), the Company and the Bank Group agreed to an amendment and waiver with respect to the 1997 Revolving Credit Facility (the Amendment and Waiver) under which the covenant violations discussed above were waived until August 6, 2001. In connection with the Amendment and Waiver, the Company has agreed to issue to the Bank Group warrants for the Company's Common Stock. Warrants exercisable for nominal consideration representing 15% of the Company's Common Stock outstanding (1,249,701 shares) were fully earned on the Waiver Effective Date. The Company could have earned back 10% of such warrants (warrants representing 833,134 shares) if it was able to reduce the commitment under the 1997 Revolving Credit Facility to $110.0 million on or before March 31, 2001. As the Company was unable to achieve the commitment reduction required, warrants representing 833,134 shares of Common Stock have vested and are currently exercisable. The Company can earn back the remaining 5% of such warrants (warrants representing 416,567 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $110.0 million on or before July 31, 2001. The fee associated with the Amendment and Waiver is 200 basis points, or $2.7 million, fully earned as of the Waiver Effective Date and payable as follows: $0.3 million on the Waiver Effective Date; $0.7 million on

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


April 1, 2001; $1.0 million on May 1, 2001; and $0.7 million on June 1, 2001. The Company and the Bank Group have subsequently amended the Amendment and Waiver such that all remaining fees due under the Amendment and Waiver are due and payable on July 1, 2001. As a result of the Amendment and Waiver, interest costs under the 1997 Revolving Credit Facility are computed at a rate of PNC Bank's prime rate plus a spread of 200 basis points (currently 9.0%). The issuance of the warrants associated with the Amendment and Waiver resulted in a $3.4 million non-cash charge that is being amortized into interest expense over the vesting period of the warrants which ends on July 31, 2001. Warrant expense included in interest expense for the quarter and nine months ended April 30, 2001 totaled $1.4 million and $1.6 million, respectively. The $2.7 million amendment fee has been capitalized as a deferred debt issuance cost and is being amortized into interest expense over the remaining life of the 1997 Revolving Credit Facility.

         As a result of the Amendment and Waiver, the commitment under the 1997 Revolving Credit Facility was to have been reduced by $0.5 million per month beginning on April 1, 2001. The Company and the Bank Group have subsequently amended the Amendment and Waiver such that the $0.5 million per month amortization will begin on July 1, 2001. In addition, the Company has agreed to further reduce the commitment under the 1997 Revolving Credit Facility by an amount equal to the amount by which the Company's accounts receivable and inventory in total fall below certain thresholds, as more fully described in the Amendment and Waiver. Also, the commitment under the 1997 Revolving Credit Facility will be reduced by two-thirds of any indemnity reimbursements received by the Company from BOC related to the installation of a sulfur dioxide air emissions scrubbing unit at the Company's St. Marys, Pennsylvania facility. During the waiver period, the Company is restricted from issuing any equity (other than preferred share purchase rights) in the Company unless 100% of the net proceeds of any such issuance is used to repay and reduce the commitment under the 1997 Revolving Credit Facility. Any reduction in commitment arising as a result of these provisions is credited toward the reduction in commitment required to avoid the vesting of the warrants as outlined above.

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

         In connection with and as a requirement of the Amendment and Waiver, the Company has engaged Bear Stearns & Company to assist the Company in identifying strategic options or potential sources of financing to affect the reduction in commitment under the 1997 Revolving Credit Facility described above or otherwise refinance the 1997 Revolving Credit Facility. While the Company believes that there are certain strategic options or potential sources of financing available to the Company, there can be no assurance that the Company will be successful in reducing the commitment under the 1997 Revolving Credit Facility to avoid the significant financial cost of not meeting the commitment reduction. See Note 7.

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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED



6.       SEGMENT INFORMATION:

         Information about the Company's reportable segments as of April 30, 2001 and July 31, 2000 and for the quarters and nine months ended April 30, 2001 and 2000 follows (amounts in thousands):

                                                            Quarter Ended                      Nine Months Ended
                                                               April 30,                            April 30,
                                                        2001              2000               2001              2000
                                                       -------           -------           --------          --------
                                                              (Unaudited)                         (Unaudited)
Net sales to customers:
  Graphite electrode products .................        $31,188           $37,480           $103,867          $119,069
  Calcium carbide products ....................         12,043            13,758             36,341            36,926
                                                       -------           -------           --------          --------
      Total net sales to customers ............         43,231            51,238            140,208           155,995
                                                       -------           -------           --------          --------
Intercompany sales, at market prices:
  Graphite electrode products .................             21                21                 65                71
  Eliminations ................................            (21)              (21)               (65)              (71)
                                                       -------           -------           --------          --------
      Total net sales .........................        $43,231           $51,238           $140,208          $155,995
                                                       =======           =======           ========          ========
Operating income (loss):
  Graphite electrode products .................        $(5,636)          $(1,092)          $ (5,726)         $   (794)
  Calcium carbide products ....................            503               904              1,699             1,968
  Unallocated corporate .......................         (1,262)           (2,998)            (3,595)           (5,471)
                                                       -------           -------           --------          --------
      Operating income (loss) .................        $(6,395)          $(3,186)          $ (7,622)         $ (4,297)
                                                       =======           =======           ========          ========

Depreciation and amortization:
  Graphite electrode products .................        $ 3,521           $ 4,238           $ 10,767          $ 13,201
  Calcium carbide products ....................            369               397              1,126             1,212
  Unallocated corporate .......................             41                30                103               115
                                                       -------           -------           --------          --------
      Depreciation and amortization ...........        $ 3,931           $ 4,665           $ 11,996          $ 14,528
                                                       =======           =======           ========          ========

EBITDA:  (a)
  Graphite electrode products .................        $(1,988)          $ 3,146           $  5,344          $ 12,407
  Calcium carbide products ....................            872             1,301              2,825             3,180
  Unallocated corporate .......................         (1,221)             (918)            (3,492)           (3,306)
                                                       -------           -------           --------          --------
      EBITDA ..................................        $(2,337)          $ 3,529           $  4,677          $ 12,281
                                                       =======           =======           ========          ========

                                                      April 30,         July 31,
                                                         2001             2000
                                                      ---------         --------
Total assets:
  Graphite electrode products  ................        $200,936         $213,273
  Calcium carbide products  ...................          24,821           24,689
  Unallocated corporate  ......................          16,607           12,532
                                                       --------         --------
      Total assets  ...........................        $242,364         $250,494
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

                THE CARBIDE/GRAPHITE GROUP, INC. AND SUBSIDIARIES
                  FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS--CONTINUED


7.       SUBSEQUENT EVENTS:

         On June 1, 2001, the Company and Questor Management Company, LLC entered into a definitive purchase agreement under which Questor Partners Fund II, L.P. and other funds managed by Questor will acquire $49 million of a new convertible preferred stock in a transaction that would give Questor a controlling interest in the Company. Paul F. Balser, a current director of the Company, will acquire an additional $1 million of the same convertible preferred stock. In addition, the Company will offer $15 million of the same convertible preferred stock to its existing common stockholders in a follow-on rights offering to be completed once the issuance to Questor is consummated. Questor has also agreed to purchase any of the convertible preferred stock offered to but not purchased by the existing common stockholders in the rights offering.

         The convertible preferred shares to be issued in the transaction will have a $50 per share purchase price and a dividend rate of 12 percent per year, payable in the form of additional convertible preferred shares or cash, at the discretion of the Company. The preferred stock will be convertible into Company Common Stock at a fixed rate of approximately 44 shares of Common Stock for each share of preferred stock (an initial conversion price of $1.136 per common share or $1.087 per common share if the transaction closes after July 31, 2001). Questor also will be granted the right to purchase up to an additional $25 million in convertible preferred stock for a three-year period at common conversion prices that escalate 2 percent per quarter from the initial conversion price.

         The Company has also reached a tentative agreement with the Bank Group under the 1997 Revolving Credit Facility. Under terms of the tentative agreement, banks representing 50 percent of the commitment would sell their loans to the Company at a discount of approximately $20 million. Banks representing the remaining 50 percent of the commitment would convert approximately $10 million of their indebtedness into shares of Common Stock at the initial conversion price of $1.136 or $1.087, as applicable, per common share and, after an additional $7.5 million debt repayment, would convert the balance of the commitment into a $50 million term loan facility. The Company has also initiated the process of securing a new $60 million asset-based revolving facility to be used for working capital needs and capital expenditures, including the completion of the previously-announced $30 million hydrodesulfurization project for the Company's needle coke affiliate, Seadrift Coke, L.P.

         The proposed transactions are subject to the approval of the Company's shareholders at a meeting planned for July, 2001. The transactions are also contingent on final approvals by the Bank Group, as well as the obtainment of commitments for the $60 million asset-based revolving credit facility. The Company is seeking to complete the transactions described above by July 31, 2001, with the exception of the follow-on rights offering, which the Company is seeking to complete by September 30, 2001. The transactions noted above have significant contingencies associated with them, including common shareholder approvals and negotiations of definitive agreements with the Bank Group and prospective lenders under the new $60 million asset-based revolving credit facility. While the Company currently believes that the transactions described above will be completed by the dates indicated, there can be no assurance that such transactions will be completed or completed within the applicable time period. Should the Company be unable to complete the proposed transactions or complete them within the applicable time period, such events could have a material, negative impact on the Company's ability to fund planned capital expenditures, service its indebtedness, fund its working capital needs and pay any other obligations including those that may arise from pending legal proceedings and the resolution of current antitrust matters. Also, the Company may be required to refinance or renegotiate the 1997 Revolving Credit Facility, obtain additional funding or further delay discretionary capital projects. If the Company were required to refinance or renegotiate the 1997 Revolving Credit Facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain financial information for the quarters and nine months ended April 30, 2001 and 2000 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q:

                                                                     Quarter Ended                    Nine Months Ended
                                                                        April 30,                         April 30,
                                                                  2001           2000                2001           2000
                                                                 -------        -------            --------       --------
                                                               (Unaudited)                       (Unaudited)
Net sales:
    Graphite electrode products .........................        $31,188        $37,480            $103,867       $119,069
    Calcium carbide products ............................         12,043         13,758              36,341         36,926
                                                                 -------        -------            --------       --------
          Total net sales ...............................        $43,231        $51,238            $140,208       $155,995
                                                                 =======        =======            ========       ========

Percentage of net sales:
    Graphite electrode products .........................           72.1%          73.1%               74.1%          76.3%
    Calcium carbide products ............................           27.9           26.9                25.9           23.7
                                                                 -------        -------            --------       --------
          Total net sales ...............................          100.0%         100.0%              100.0%         100.0%
                                                                 =======        =======            ========       ========

Gross profit (loss) as a percentage of segment net sales:
    Graphite electrode products .........................          (12.9)%          0.0%               (1.5)%          2.5%
    Calcium carbide products ............................            7.8           10.1                 8.6            9.5

Percentage of total net sales:
    Total gross profit (loss) margin ....................           (7.1)%          2.8%                1.2%           4.2%
    Selling, general and administrative .................            7.7            5.0                 6.6            5.6
    Operating income (loss) .............................          (14.8)          (6.2)               (5.4)          (2.8)
    Net income (loss) ...................................          (16.2)          (7.3)               (8.9)          (4.8)

                               ------------------

         Net sales for the quarter ended April 30, 2001 were $43.2 million versus $51.2 million in the prior year comparable quarter. Graphite electrode product sales for the quarter ended April 30, 2001 were $31.2 million versus $37.5 million in the prior year comparable quarter. Calcium carbide product sales were $12.0 million in the quarter ended April 30, 2001 versus $13.8 million in last year's comparable quarter. Net sales for the nine months ended April 30, 2001 were $140.2 million versus $156.0 million in the prior year comparable period. For the nine months ended April 30, 2001, graphite electrode product sales were $103.9 million compared to $119.1 million in last year's comparable period, while calcium carbide product sales were $36.3 million compared to $36.9 million last year.

         Within the graphite electrode products segment, graphite electrode net sales were $20.4 million, a 25.3% decrease from last year's third quarter resulting primarily from a 21.3% decrease in electrode shipments. Graphite electrode shipments totaled 18.9 million pounds versus 24.0 million pounds in last year's third quarter. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the quarter ended April 30, 2001 were 65.5% and 34.5%, respectively, versus 57.4% and 42.6%, respectively, in last year's third quarter. The decline in shipments was due primarily to weakness in electric arc furnace steel production. Such weakness may continue through the end of calendar 2001 and, potentially, beyond. In addition, the Company has reduced its graphite electrode production rates to approximately 90 to 95 million pounds per annum, contributing to the lower levels of shipments. In addition, graphite electrode net prices declined 5.3% to $1.08 per pound as a result of lower domestic and foreign prices. Domestic graphite electrode prices declined 4.1% as compared to last year's third quarter, while foreign electrode prices were down 12.7%. Due to weakness in the global steel industry, and particularly in the U.S., the Company expects net prices for graphite electrodes to decline slightly from current levels for calendar 2001. Needle coke sales were $6.6 million in the current quarter versus $4.7 million a year ago, with the increase resulting from a 26.6% increase in needle coke shipments and an 11.0% increase in average needle coke prices. Shipments and average prices for needle coke were higher during the current quarter due to improvements in demand for needle coke from foreign customers. Graphite specialty product sales during the quarter ended April 30, 2001 were $4.2 million versus $5.5 million in the prior year comparable quarter, with the decline resulting from lower bulk and granular graphite sales.

         For the nine months ended April 30, 2001, graphite electrode sales were $69.6 million, a 22.2% decrease from the prior year comparable period resulting primarily from a 18.5% decline in electrode shipments during the current period. In addition, graphite electrode net prices were 4.4% lower in the current period due primarily to weaker domestic pricing, coupled with the negative impact of the strong U.S. dollar against the Euro on net foreign prices. Shipments of graphite electrodes for the nine months ended April 30, 2001 were 64.6 million pounds versus 79.3 million pounds in last year's comparable period. Domestic and foreign electrode shipments as a percentage of total electrode shipments for the nine months ended April 30, 2001 were 56.5% and 43.5%, respectively, versus 55.8% and 44.2%, respectively, in the prior year comparable period. The domestic electrode price was down 3.2% while the average foreign electrode price was down 7.1%. Needle coke sales for the nine months ended April 30, 2001 were $20.8 million versus $14.4 million in the prior year comparable period. The increase in needle coke sales was due to a 37.6% increase in needle coke shipments, coupled with a 4.7% increase in average needle coke prices. Graphite specialty product sales for the nine months ended April 30, 2001 were $13.5 million versus $14.9 million in the prior year comparable period. Improvements in sales volumes of bulk graphite were more than offset by lower sales of granular graphite.

         Within the calcium carbide products segment, acetylene sales (which includes pipeline acetylene and calcium carbide for fuel gas applications) increased 3.8% to $7.4 million for the quarter ended April 30, 2001. The increase was primarily due to an increase in shipments of pipeline acetylene. Sales of calcium carbide for metallurgical applications were $3.7 million, a 23.4% decline from last year's comparable quarter. Weakness in the domestic steel market continues to have a negative impact on demand for calcium carbide for metallurgical applications. Net sales of calcium carbide for metallurgical applications could remain at lower levels throughout fiscal 2001 and, potentially, beyond primarily as a result of weak demand.

         For the nine months ended April 30, 2001, acetylene sales were $20.8 million, a 14.6% increase over the prior year comparable period resulting from higher sales of both pipeline acetylene and calcium carbide for fuel gas applications. Sales of calcium carbide for metallurgical applications were $12.0 million, a 13.7% decrease from a year ago resulting primarily from lower shipments and selling prices.

         The gross profit margin on graphite electrode product sales for the quarter ended April 30, 2001 was a negative 12.9% versus breakeven in last year's comparable quarter. The effects of the Company's working capital improvement program implemented during last year's fiscal third quarter negatively impacted the gross profit margin last year. The Company temporarily reduced graphite electrode and needle coke production to lower inventory levels. The Company estimates that its cost of goods sold for last year's fiscal third quarter included approximately $3 million in fixed costs that would have been capitalized into inventory had the Company been operating at normal production levels. Excluding the estimated impact of the working capital improvement program, last year's gross profit margin percentage was approximately 8.0%. The gross profit margin on graphite electrode product sales for the nine months ended April 30, 2001 was a negative 1.5% versus 2.5% for last year's comparable period. Excluding the impact of the working capital improvement program during the nine months ended April 30, 2000, which was estimated to be approximately $10 million, the gross profit margin for last year's comparable period was approximately 10.9%. Lower shipments and average prices for graphite electrodes contributed to the lower gross profit margins in both periods. Also, the cost of decant oil, the primary raw material in the production of needle coke, increased 12.5% and 42.7% during the current quarter and nine-month period, contributing to the lower gross profit margin. The Company's hedging program partially mitigated the negative impact of the rising feedstock costs through the end of the Company's fiscal second quarter ended January 31, 2001. As most of the Company's favorable hedging contracts expired at the end of calendar 2000, feedstock costs indicative of current world petroleum prices have begun to negatively impact the Company's results in its fiscal third quarter ended April 30, 2001. Partially offsetting the negative impact of the factors noted above was the improved sales volume and prices for needle coke, coupled with lower labor, benefits and maintenance costs in graphite electrodes. In addition, results for the nine months ended April 30, 2001 included a favorable LIFO adjustment of $0.6 million, respectively, based on inventory levels projected for the end of fiscal 2001.

         As a result of weak demand for graphite electrodes, the Company curtailed graphite production at its St. Marys, Pennsylvania facility beginning in May 2001 in an attempt to lower excess inventory levels. While this strategy is expected to improve operating cash flow, the reduced production at St. Marys is expected to have a negative impact on the Company's gross profit due to a lack of absorption of fixed costs.

         Gross profit as a percentage of calcium carbide product sales for the quarter ended April 30, 2001 was 7.8% versus 10.1% in the prior year comparable quarter. Gross profit as a percentage of calcium carbide product sales for the nine months ended April 30, 2001 was 8.6%, down from 9.5% in last year's comparable period. The decrease in the gross profit margin during the current quarter and nine-month period due primarily to lower metallurgical sales, coupled with increased energy and transportation costs during the current periods.

         Selling, general and administrative expenditures for the quarter ended April 30, 2001 were $3.3 million versus $2.5 million in the comparable quarter a year ago. Selling, general and administrative expenditures for the nine months ended April 30, 2001 were $9.2 million versus $8.8 million in the comparable period a year ago. The increase in expenditures for both periods was due primarily to higher legal and selling-related expenditures during the current periods.

         Net interest expense for the quarter ended April 30, 2001 was $4.5 million, including $2.8 million in interest expense associated with the Company's revolving credit facility and $1.7 million in non-cash amortization, including $1.4 million in amortization associated with common stock warrants issued to the Company's lenders in connection with a waiver and amendment to the Company's credit facility in November 2000. Net interest expense for the quarter ended April 30, 2000 was $2.6 million, including $2.5 million of interest expense associated with the Company's revolving credit facility and $0.1 million in bank fees. Net interest expense for the nine months ended April 30, 2001 was $12.8 million, including $9.1 million in interest expense associated with the Company's revolving credit facility and $3.7 million in non-cash amortization, including $3.0 million in warrant amortization. Net interest expense for the nine months ended April 30, 2000 was $7.1 million, including $6.8 million of interest expense associated with the Company's revolving credit facility and $0.3 million in bank fees.

         The income tax benefit for the quarter and nine months ended April 30, 2001 was recorded based on the Company's projected effective income tax rate for the fiscal year ending July 31, 2001. The current year effective rate differs from the federal statutory rate due primarily to state taxes, offset by benefits derived from the Company's foreign sales corporation.

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

         During the nine months ended April 30, 2001, the Company recognized $1.1 million in other income in the consolidated statement of operations related to the accounting for its derivatives under SFAS #133. Of the $1.1 million in income, $0.9 million was associated with interest rate derivatives which no longer qualified for hedge accounting under SFAS #133 as a result of an amendment to the Company's revolving credit facility (See Note 5). The remaining $0.2 million was the ineffective portion of oil derivatives outstanding as of April 30, 2001. Based on forward oil commodity pricing and the maturity of the Company's derivative financial instruments, the Company expects to recognize the $0.3 million net gain currently deferred in accumulated other comprehensive income into its results of operations over the next twelve months.

         In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of fiscal 2001. The implementation of SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         The Company's liquidity needs are primarily for capital expenditures, working capital (including antitrust settlements) and debt service on its revolving credit facility. The weakness in certain regions of the global economy and its impact on demand for the Company's products has resulted in the deferment of certain discretionary capital projects. The Company currently estimates that it will spend approximately $10 million in capital improvements during its fiscal year ending July 31, 2001. This projection includes $1.6 million for a hydrodesulfurization (HDS) project for the Company's needle coke affiliate, Seadrift Coke, L.P (Seadrift). The HDS project in total is expected to cost approximately $30 million, approximately $5.0 million of which has been spent as of April 30, 2001. The implementation of the HDS project is contingent upon securing adequate financing to fund the remaining costs of the project. The capital spending forecast also includes $4.0 million for an air emissions scrubbing unit for the Company's St. Marys, PA production facility. The Company believes that certain costs are subject to reimbursement under an environmental indemnity agreement with its former owner, The BOC Group, plc (BOC). However, BOC disputes this claim and is seeking declaratory judgement in the above matter. As of April 30, 2001, the Company has paid $0.8 million related to the air emissions scrubbing unit. As of April 30, 2001, the Company owes an additional $2.5 million related to this project. However, the Company does not have excess capital available to make such payments at this time. The contractor has suspended construction and start-up activities related to the air emissions scrubbing unit and has filed mechanic's liens against the Company's St. Marys, Pennsylvania property as a result of the Company's non-payment.

         Primarily as a result of the depressed conditions in the U.S. steel market, several of the Company's graphite electrode and calcium carbide customers are experiencing financial difficulty. Many of these customers filed for bankruptcy protection during the Company's fiscal nine months ended April 30, 2001. As of April 30, 2001, the Company has approximately $1.8 million in net accounts receivable due from customers that have filed for bankruptcy protection. This net amount has been reduced by a $0.9 million payment received to settle claims under the Company's credit insurance policy. The Company continues to monitor the plans of reorganization for such customers to evaluate collectibility of the net receivables due.

         In connection with the tender of substantially all of the Company's 11.5% Senior Notes in fiscal 1998 (the Tender), the Company entered into an agreement with a consortium of banks led by PNC Bank (the Bank Group) for a $150 million revolving credit facility with a $15 million sub-limit for letters of credit which will expire in December, 2003 (as amended, the 1997 Revolving Credit Facility). The Company and the Bank Group reduced the amount available under the 1997 Revolving Credit Facility to $135.0 million as of July 31, 2000. As of April 30, 2001, the Company had $1.3 million in availability under the 1997 Revolving Credit Facility. Borrowings outstanding were $127.3 million and letters of credit were $6.4 million as of April 30, 2001. The 1997 Revolving Credit Facility is collateralized with the Company's receivables, inventory and property, plant and equipment.

         As a result of the decline in the Company's operating results, coupled with the increased capital needs during fiscal 2000, the Company was not in compliance with the financial covenants required to be maintained under the 1997 Revolving Credit Facility for the reporting period ended July 31, 2000. On November 13, 2000 (the Waiver Effective Date), the Company and the Bank Group agreed to an amendment and waiver with respect to the 1997 Revolving Credit Facility (the Amendment and Waiver) under which the covenant violations discussed above were waived until August 6, 2001. In connection with the Amendment and Waiver, the Company has agreed to issue to the Bank Group warrants for the Company's Common Stock. Warrants exercisable for nominal consideration representing 15% of the Company's Common Stock outstanding (1,249,701 shares) were fully earned on the Waiver Effective Date. The Company could have earned back 10% of such warrants (warrants representing 833,134 shares) if it was able to reduce the commitment under the 1997 Revolving Credit Facility to $110.0 million on or before March 31, 2001. As the Company was unable to achieve the commitment reduction required, warrants representing 833,134 shares of Common Stock have vested and are currently exercisable. The Company can earn back the remaining 5% of such warrants (warrants representing 416,567 shares) if it is able to reduce the commitment under the 1997 Revolving Credit Facility to $110.0 million on or before July 31, 2001. The fee associated with the Amendment and Waiver is 200 basis points, or $2.7 million, fully earned as of the Waiver Effective Date and payable as follows: $0.3 million on the Waiver Effective Date; $0.7 million on April 1, 2001; $1.0 million on May 1, 2001; and $0.7 million on June 1, 2001. The Company and the Bank Group have subsequently amended the Amendment and Waiver such that all remaining fees due under the Amendment and Waiver are due and payable on July 1, 2001. As a result of the Amendment and Waiver, interest costs under the 1997 Revolving Credit Facility are computed at a rate of PNC Bank's prime rate plus a spread of 200 basis points (currently 9.0%). The issuance of the warrants associated with the Amendment and Waiver resulted in a $3.4 million non-cash charge that is being amortized into interest expense over the vesting period of the warrants which ends on July 31, 2001. Warrant expense included in interest expense for the quarter and nine months ended April 30, 2001 totaled $1.4 million and $1.6 million, respectively. The $2.7 million amendment fee has been capitalized as a deferred debt issuance cost and is being amortized into interest expense over the remaining life of the 1997 Revolving Credit Facility.

         As a result of the Amendment and Waiver, the commitment under the 1997 Revolving Credit Facility was to have been reduced by $0.5 million per month beginning on April 1, 2001. The Company and the Bank Group have subsequently amended the Amendment and Waiver such that the $0.5 million per month amortization will begin on July 1, 2001. In addition, the Company has agreed to further reduce the commitment under the 1997 Revolving Credit Facility by an amount equal to the amount by which the Company's accounts receivable and inventory in total fall below certain thresholds, as more fully described in the Amendment and Waiver. Also, the commitment under the 1997 Revolving Credit Facility will be reduced by two-thirds of any indemnity reimbursements received by the Company from BOC related to the installation of a sulfur dioxide air emissions scrubbing unit at the Company's St. Marys, Pennsylvania facility. During the waiver period, the Company is restricted from issuing any equity (other than preferred share purchase rights) in the Company unless 100% of the net proceeds of any such issuance is used to repay and reduce the commitment under the 1997 Revolving Credit Facility. Any reduction in commitment arising as a result of these provisions is credited toward the reduction in commitment required to avoid the vesting of the warrants as outlined above.

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

         In connection with and as a requirement of the Amendment and Waiver, the Company has engaged Bear Stearns & Company to assist the Company in identifying strategic options or potential sources of financing to affect the reduction in commitment under the 1997 Revolving Credit Facility described above or otherwise refinance the 1997 Revolving Credit Facility. While the Company believes that there are certain strategic options or potential sources of financing available to the Company, there can be no assurance that the Company will be successful in reducing the commitment under the 1997 Revolving Credit Facility to avoid the significant financial cost of not meeting the commitment reduction.

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

         On June 1, 2001, the Company and Questor Management Company, LLC entered into a definitive purchase agreement under which Questor Partners Fund II, L.P. and other funds managed by Questor will acquire $49 million of a new convertible preferred stock in a transaction that would give Questor a controlling interest in the Company. Paul F. Balser, a current director of the Company, will acquire an additional $1 million of the same convertible preferred stock. In addition, the Company will offer $15 million of the same convertible preferred stock to its existing common stockholders in a follow-on rights offering to be completed once the issuance to Questor is consummated. Questor has also agreed to purchase any of the convertible preferred stock offered to but not purchased by the existing common stockholders in the rights offering.

         The convertible preferred shares to be issued in the transaction will have a $50 per share purchase price and a dividend rate of 12 percent per year, payable in the form of additional convertible preferred shares or cash, at the discretion of the Company. The preferred stock will be convertible into Company Common Stock at a fixed rate of approximately 44 shares of Common Stock for each share of preferred stock (an initial conversion price of $1.136 per common share or $1.087 per common share if the transaction closes after July 31,
2001). Questor also will be granted the right to purchase up to an additional $25 million in convertible preferred stock for a three-year period at common conversion prices that escalate 2 percent per quarter from the initial conversion price.

         The Company has also reached a tentative agreement with the Bank Group under the 1997 Revolving Credit Facility. Under terms of the tentative agreement, banks representing 50 percent of the commitment would sell their loans to the Company at a discount of approximately $20 million. Banks representing the remaining 50 percent of the commitment would convert approximately $10 million of their indebtedness into shares of Common Stock at the initial conversion price of $1.136 or $1.087, as applicable, per common share and, after an additional $7.5 million debt repayment, would convert the balance of the commitment into a $50 million term loan facility. The Company has also initiated the process of securing a new $60 million asset-based revolving facility to be used for working capital needs and capital expenditures, including the completion of the previously-announced $30 million hydrodesulfurization project for the Company's needle coke affiliate, Seadrift Coke, L.P.

         The proposed transactions are subject to the approval of the Company's shareholders at a meeting planned for July, 2001. The transactions are also contingent on final approvals by the Bank Group, as well as the obtainment of commitments for the $60 million asset-based revolving credit facility. The Company is seeking to complete the transactions described above by July 31, 2001, with the exception of the follow-on rights offering, which the Company is seeking to complete by September 30, 2001. The transactions noted above have significant contingencies associated with them, including common shareholder approvals and negotiations of definitive agreements with the Bank Group and prospective lenders under the new $60 million asset-based revolving credit facility. While the Company currently believes that the transactions described above will be completed by the dates indicated, there can be no assurance that such transactions will be completed or completed within the applicable time period. Should the Company be unable to complete the proposed transactions or complete them within the applicable time period, such events could have a material, negative impact on the Company's ability to fund planned capital expenditures, service its indebtedness, fund its working capital needs and pay any other obligations including those that may arise from pending legal proceedings and the resolution of current antitrust matters. Also, the Company may be required to refinance or renegotiate the 1997 Revolving Credit Facility, obtain additional funding or further delay discretionary capital projects. If the Company were required to refinance or renegotiate the 1997 Revolving Credit Facility or obtain additional funding to satisfy its liquidity needs, there can be no assurance that funds would be available in amounts sufficient for the Company to meet its obligations or on terms favorable to the Company.


CASH FLOW INFORMATION

         Cash flow used for operations for the quarter ended April 30, 2001 was $3.1 million. Net cash outflows from net loss plus non-cash items of $1.5 million (excluding taxes) were increased by $1.6 million in net cash outflows associated with changes in working capital. Major cash inflows, including $1.0 million from customer accounts receivable and $2.1 million from inventory, were offset by a $4.0 million change in taxes and $0.9 million in lower trade accounts payable and accrued expenses. Included in the customer accounts receivable cash flow was a $0.9 million payment received to settle claims under the Company's credit insurance policy. Cash flow used by operations for the nine months ended April 30, 2001 was $2.8 million. Cash inflows from net loss plus non-cash items of $1.9 million (excluding taxes) were increased by $0.9 million in net cash outflow from changes in working capital items. Major cash inflows included $6.2 million from reductions in accounts receivable, $3.6 million from reductions in inventory and a $4.2 million income tax refund. Offsetting these working capital cash inflows were $9.8 million in net outflows associated with reduced accounts payable and accrued expenses and a $7.3 million change in other income taxes, primarily deferred taxes.

         Investing activities for the quarter and nine months ended April 30, 2001 included $1.0 million and $6.0 million, respectively, in capital expenditures. $2.5 million in capital expenditures related to the Company's air emissions scrubbing unit project were excluded from the cash flow statement as such expenditures were not paid for in cash as of April 30, 2001. In addition, the Company received $1.0 million during the nine months ended April 30, 2001 associated with derivative financial instruments no longer accounted for as cash flow hedges.

         Cash flow provided by financing activities for the quarter ended April 30, 2001 was $4.1 million, including a $4.2 million net inflow from increased borrowings under the 1997 Revolving Credit Facility. Cash flow provided by financing activities for the nine months ended April 30, 2001 was $7.8 million, including a $6.5 million net inflow from increased borrowings under the 1997 Revolving Credit Facility.


OTHER ITEMS

ENVIRONMENTAL

         In the process of developing permit applications for facility upgrades at the St. Marys, PA graphite plant, the Company determined that certain parameters in its air permits do not reflect current operations. The Company has advised the appropriate state environmental authorities. The Company is in the process of implementing a plan of action to achieve resolution of this issue. Such plan of action includes the installation and ongoing operation of an air emissions scrubbing unit. The cost estimate for this unit is approximately $4.0 million installed, with an additional $0.5 million per year in ongoing cash operating costs. The facility improvements are expected to be made during the Company's fiscal year ending July 31, 2001. The Company believes that certain costs are subject to reimbursement under the BOC Environmental Indemnity Agreement. However, BOC disputes this claim and is seeking declaratory judgement in the above matter. As of April 30, 2001, the Company has paid $0.8 million related to the air emissions scrubbing unit. As of April 30, 2001, the Company owes an additional $2.5 million related to this project. However, the Company does not have excess capital available to make such payments at this time. The contractor has suspended construction and start-up activities related to the air emissions scrubbing unit and has filed mechanic's liens against the Company's St. Marys, Pennsylvania property as a result of the Company's non-payment. The Company expects that the fine to be levied in connection with this issue will be immaterial.

LABOR AGREEMENTS

         In June, 2001, the Company and the union representing its hourly workforce in St. Marys, Pennsylvania reached an agreement on a new, two-year agreement. The terms of the new agreement, which will expire in June, 2003, were acceptable to the Company.

         The Company is currently negotiating a new labor agreement with the union representing its hourly workforce in Louisville, Kentucky calcium carbide facility. The current agreement expires on July 1, 2001. There can be no assurance that a new agreement will be reached on terms acceptable to the Company or in time to avert a work stoppage.


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


Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have not been any material changes in the Company's exposures to market risk during the quarter or nine months ended April 30, 2001 which would require an update to the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

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

         Subsequent to the initiation of the DOJ investigation, four civil cases were filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia asserting claims on behalf of a class of purchasers for violations of the Sherman Act. These cases, which have been consolidated, name the Company, UCAR International Inc. (UCAR), SGL Carbon Corporation (SGL Corp.) and SGL Carbon AG (SGL) as defendants (together, the Named Defendants) and seek treble damages. On March 30, 1998, a number of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case initiated a separate action in the same District Court which asserted substantially the same claims and sought the same relief as the consolidated case and named the Named Defendants, as well as Showa Denko Carbon, Inc. (Showa Denko). Thereafter, seven additional groups of purchasers who were previously included in the purported class of plaintiffs covered by the consolidated case instituted their own actions against the Named Defendants, Showa Denko and, in several cases, certain present or former related parties of UCAR and Showa Denko, asserting substantially the same claims and seeking the same relief as in the consolidated case. Four such actions were filed in the United States District Court for the Eastern District of Pennsylvania on April 3, 1998, May 14, 1998, May 28, 1998 and March 31, 1999, respectively. One such action was filed in the United States District Court for the Northern District of Ohio on April 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another such action was filed in the United States District Court for the Western District of Pennsylvania on June 17, 1998 but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. Another such action was filed in the United States District court of the Middle District of Pennsylvania on April 10, 2000, but was transferred to the Eastern District of Pennsylvania for pre-trial proceedings. The complaints or amended complaints in some of the cases have also named as defendants other companies including Mitsubishi Corporation, Tokai Carbon U.S.A., Inc. and related companies. On December 7, 1998, the Company was served with a complaint filed by Chaparral Steel Company against the Named Defendants, Showa Denko and parties related to Showa Denko and UCAR in state court in Ellis County, Texas alleging violations of various Texas state antitrust laws and seeking treble damages. Chaparral Steel Company has filed an amended complaint adding two additional related plaintiffs, a second amended complaint adding additional defendants Nippon Carbon Co., Ltd., SEC Corporation, Tokai Carbon Company, Ltd., Tokai Carbon USA, Inc., VAW Aktiengesellscheft and VAW Carbon GMBH, and third, fourth, fifth and sixth amended complaints.

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

         The Company understands that defendants UCAR, SGL and Showa Denko have reached settlement agreements with the class action plaintiffs, which have been approved by the court, and have also settled claims brought by various individual purchasers. The Company further understands that UCAR, Robert P. Krass, Robert J. Hart, SGL, Robert J. Koehler, Showa Denko, Tokai, SEC Corporation and Nippon Carbon Co. have pleaded guilty to antitrust conspiracy charges filed by the DOJ and have agreed to pay fines and, in the cases of Messrs. Krass and Hart, to serve prison sentences, in connection with those guilty pleas. The Company also understands that the DOJ has indicted Georges Schwegler, a former UCAR employee. The Company also understands that the DOJ indicted Mitsubishi Corporation, that Mitsubishi Corporation was convicted on February 12, 2001 and that Mitsubishi Corporation has agreed to pay a fine in connection with the conviction.

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

         During fiscal 1998, the Company recorded a $38 million pre-tax charge ($25 million after expected tax benefits) for potential liabilities resulting from civil lawsuits, claims, legal costs and other expenses associated with the pending antitrust matters (the Initial Antitrust Charge). During fiscal 1999, the Company recorded an additional $7 million charge ($4.5 million after expected tax benefits) for such potential liabilities (the Supplemental Antitrust Charge). The combined $45 million charge (the Antitrust Charge) represents the Company's estimate, based on current facts and circumstances, of the expected cost to resolve pending antitrust claims. The Company understands that defendants UCAR, SGL and Showa Denko have reached settlements with the class action plaintiffs and various individual purchasers at amounts substantially higher than the levels contemplated in the Antitrust Charge. In light of these and other developments including: (a) possible future settlements with other purchasers, (b) the outcome of the European Commission antitrust investigation, (c) potential additional lawsuits by foreign purchasers, and (d) adverse rulings or judgments in pending litigation, including an adverse final determination as to the right of the foreign purchasers to relief under U.S. antitrust laws, the antitrust matters could result in aggregate liabilities and costs which could differ materially and adversely from the Antitrust Charge and could affect the Company's financial condition and its ability to service its currently planned liquidity needs. As of April 30, 2001, $42.3 million in antitrust settlements and costs have been paid.

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

         The Company is also party to various legal proceedings considered incidental to the conduct of its business or otherwise not material in the judgment of management. Management does not believe that its loss exposure related to these cases is materially greater than amounts provided in the consolidated balance sheet as of April 30, 2001. As of April 30, 2001, a $0.2 million reserve has been recorded to provide for estimated exposure on claims for which a loss is deemed probable.

PART II
Item 6

EXHIBITS AND REPORTS ON FORM 8-K


                              A. INDEX TO EXHIBITS

10.11(e)*      Letter Amendment to Amendment and Waiver among The
               Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated March 16, 2001 (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2001)

10.11(f)*      Letter Amendment to Amendment and Waiver among The
               Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated March 23, 2001 (Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2001)

10.11(g)       Letter Amendment to Amendment and Waiver among The
               Carbide/Graphite Group, Inc., the Lenders which are Parties thereto, and PNC Bank, N.A., as the Issuing Bank and as the Agent for the Lenders dated March 26, 2001


*  Previously filed.


                             B. REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the following authorized officers on April 14, 2001.


             SIGNATURE                                                TITLE
             ---------                                                -----
       /S/ WALTER B. FOWLER                     CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
--------------------------------------
        (WALTER B. FOWLER)

      /S/ WILLIAM M. THALMAN                    VICE PRESIDENT - TREASURER
--------------------------------------          (PRINCIPAL FINANCIAL OFFICER)
       (WILLIAM M. THALMAN)

       /S/ JEFFREY T. JONES                     VICE PRESIDENT - CONTROLLER - CORPORATE FINANCE
--------------------------------------          (PRINCIPAL ACCOUNTING OFFICER)
        (JEFFREY T. JONES)


      /S/ STEPHEN D. WEAVER                     SENIOR VICE PRESIDENT AND GENERAL MANAGER,
--------------------------------------          ELECTRODES AND GRAPHITE SPECIALTY PRODUCTS
       (STEPHEN D. WEAVER)


       /S/ ARARAT HACETOGLU                     VICE PRESIDENT AND GENERAL MANAGER,
--------------------------------------          CARBIDE PRODUCTS
        (ARARAT HACETOGLU)

         /S/ JIM J. TRIGG                       VICE PRESIDENT AND GENERAL MANAGER,
--------------------------------------          SEADRIFT COKE, L.P.
          (JIM J. TRIGG)